Form 10-K
period 1993-12-31
GOULDS PUMPS INC
filed 1994-03-31
CIK 42791

- - - -- TRANSMITTAL LETTER --



March 30, 1994







Securities and Exchange Commission
500 North Capital Street
Washington, DC   20549


Gentlemen:

Following this transmittal letter is our 10-K electronic filing for the fiscal year ending December 31, 1993.


As discussed in Note 11 to the Consolidated Financial Statements, the Company changed its methods of accounting for postretirement benefits other than pensions (effective January 1, 1992) and postemployment benefits (effective January 1, 1993).


Very truly yours,

GOULDS PUMPS, INC.





s/J. P. Murphy
J. P. Murphy
Vice President and
Chief Financial Officer




10ktrans(1ca)/mgd
<F50>



                     UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                       FORM 10-K

  (Mark One)
  [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 [FEE REQUIRED]
       For the fiscal year ended December 31, 1993
                                          OR
  [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
       For the transition period from.....................to....................
  Commission file number 0-684
                 GOULDS PUMPS, INCORPORATED
                (Exact name of registrant as specified in its charter)
              Delaware                                     15-0321120

(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)
          240 Fall Street, Seneca Falls, New York                 13148

         (Address of principal executive offices)              (Zip Code)
Registrant's telephone number, including area code            (315) 568-2811

Securities registered pursuant to Section 12(b) of the Act:
      Title of each class             Name of each exchange on which registered
            None
Securities registered pursuant to Section 12(g) of the Act:
                      Common Stock, $1 Par Value Per Share

                                   (Title of Class)
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the last 90 days.    Yes  X    No
    As of February 28, 1994, 21,171,509 common shares were outstanding, and the aggregate market value of the common shares of Goulds Pumps, Inc. held by non-affiliates was approximately $549 million.
                          DOCUMENTS INCORPORATED BY REFERENCE
    Proxy Statement for Annual Meeting of Shareholders to be held on May 4, 1994 (Proxy Statement). See Part III of this Form 10-K Annual Report for portions incorporated by reference.






                                     Page 1 of 54
<F50>

                              GOULDS PUMPS, INCORPORATED

                                   TABLE OF CONTENTS

                                                                      Page

                                  PART I

Item 1.    Business.............................................         3-9
           Executive Officers...................................          10

Item 2.    Properties...........................................          11

Item 3.    Legal Proceedings....................................          11

Item 4.    Submission of Matters to a Vote of Security Holders..          11


                                  PART II

Item 5.    Market for the Registrant's Common Equity Securities
           and Related Stockholder Matters....................            12

Item 6.    Selected Financial Data..............................       13-14

Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations................         15-21

Item 8.    Financial Statements and Supplementary Data..........       22-40

Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure................            41


                                  PART III

Item 10.   Directors and Executive Officers of the Registrant....         41

Item 11.   Executive Compensation................................         41

Item 12.   Security Ownership of Certain Beneficial Owners
           and Management.....................................            41

Item 13.   Certain Relationships and Related Transactions.......          41


                                  PART IV

Item 14.   Exhibits, Financial Statement Schedules, and
              Reports on Form 8-K...............................       41-52

              Signatures........................................       53-54
















                                     Page 2 of 54
<F50>
                                       PART I

ITEM 1.     BUSINESS

      (A)    General Development of Business

             The Company started business in 1848 and was incorporated 20 years later in 1864 under the laws of New York State as Downs & Co. Manufacturing Company. In 1869, the Company's name was changed to The Goulds Manufacturing Company and in 1926 the name was changed to Goulds Pumps, Incorporated. Effective December 31, 1984, the Company was reincorporated under the laws of the State of Delaware by virtue of a merger transaction.

             Goulds Pumps, Incorporated designs, manufactures and services pumps, motors and accessories for industrial, agricultural, commercial and consumer markets. Industrial markets account for approximately 57 percent of the Company's sales. These include: chemical, petrochemical, refining, pulp and paper, utilities, mining and municipal, including waste water treatment systems.
             The remaining sales, representing approximately 43 percent of the Company's business, include pumps, motors and accessories for home water and sewage systems, agricultural irrigation and commercial uses.

             1993 was a year in which the pump industry as a whole continued to be impacted by weak economic conditions and increased competitive pricing pressures. Goulds Pumps' 1993 sales were slightly below 1992 levels, and earnings for the year of $1.12 from continuing operations were 8.2% lower than last year's $1.22 from continuing operations, exclusive of 1992 restructuring charges ($.19 per share) and 7.7% above last year's $1.04 in earnings before the cumulative effect of the accounting changes. The decrease from 1992's $1.22 earnings level is attributable to a consolidated gross margin decline of nearly three percentage points caused by stiff price competition in key markets and lower fourth quarter sales at EPD due to the implementation of CATS II, a new systems-driven manufacturing process. These declines were partially offset by a decrease in selling, general and administrative costs resulting from cost control measures and favorability in the translation of WTG-Europe's (Lowara) expenses, an outstanding performance by our joint venture, Oil Dynamics, Inc., and the tax benefits of the European corporate restructuring and other tax strategies. Reported 1993 earnings per share of $1.07 reflect the recording as of January 1, 1993 of the cumulative effect of the adoption of Financial Accounting Standard No. 112 (SFAS No. 112), "Employers' Accounting for Postemployment Benefits," which decreased earnings by $.05.

             1993 highlights included:

             * The acquisition of Environamics Corporation. Goulds' investment in Environamics reflects the Company's continuing commitment to be the leader in advancing state-of-the-art pump design. The Company believes the Environamics pumps will qualify as the best available technology to control chemical emissions and expects demand for the pumps to increase as manufacturing plants respond to requirements of OSHA and the Clean Air Act. Sales of the Environamics product line could reach $40 million by the late 1990s.

             * During 1993, the Company's two largest divisions, the Engineered Products Division (EPD) and WTG-America implemented phase II of CATS - Competitive Advantage Through Simplification. This is a systems-driven overhaul of how the Company operates, from customer inquiries to order entry to shipment. While it will take several months for all aspects of


                                    Page 3 of 54
<F50>
                these newest introductions of CATS to fully benefit operations, significant improvements are expected in the Company's ability to deliver products efficiently to customers in 1994 and beyond.

             * The outstanding performance of the 50%-owned joint venture, Oil Dynamics, Inc. (ODI), had a major impact on 1993's results.
                ODI benefitted from the strength of significant Russian business during 1993.

      (B)    Financial Information About Industry/Market Segments

             Financial information about market segments contained in Note 12 (Major Market Segment Information) on page 39 of this Annual Report on Form 10-K.

      (C)    Narrative Description of Business

             Overview

             The Company designs, manufactures and services pumps for the industrial, agricultural, commercial and consumer markets. The Company's pumps are manufactured for a broad range of uses in the chemical, petrochemical, refining, pulp and paper, utilities and mining industries, home water and sewage systems, agricultural irrigation and office building and other commercial applications.

             The Company is organized into two groups: the Industrial Products Group ("IPG") and the Water Technologies Group ("WTG"). Prior to 1993, the Ag Turbine portion of the Vertical Products Division in Texas was part of the Industrial Products Group. In 1993, under the Company's restructuring plan, it became part of the Water Technologies Group.

             Industrial Products Group

             The Industrial Products Group represented approximately 57% of the Company's sales and 47% of operating earnings for 1993. The types of pumps manufactured for customers served by the Industrial Products Group include end-suction, double-suction, multistage, axial flow, vertical turbine, sump and slurry pumps to meet a wide variety of needs in the industrial and municipal markets including pumps designed for API and ANSI standards. The Company manufactures pumps from nonmetallic materials for applications where metal alloys are unsatisfactory or prohibitively expensive. The Company's vertical industrial turbine pumps are used throughout industries where space limitations or unsatisfactory suction conditions make the use of horizontal pumps impractical. The Company's slurry pumps serve the alumina and phosphate mining and minerals markets. Abrasion resistant pumps are manufactured for mining, utility and steel mill applications. The Company's Pump Repair and Overhaul (PRO) Service Centers play a role in customer service by rebuilding and repairing pumps and other rotating equipment produced by any manufacturer. The Company currently operates nine PRO Service Centers domestically and three in Canada.

             The Company has a repair parts service organization to assist customers in its key industrial areas of the United States. Service representatives provide emergency service and technical advice on a 24-hour basis.

             In 1993, IPG posted sales of $316.1 million, a decrease of $6.0 million or 1.9% compared to 1992 results restated for the Texas Ag Turbine restructuring noted above. Without restatement of 1992 results, IPG sales decreased $21.2 million or 6.3% below 1992



                                    Page 4 of 54
<F50>
             results. IPG sales were impacted by shipment delays early in the fourth quarter of 1993, caused by the implementation of CATS II at the Engineered Products Division. IPG experienced a softening of pump order activity in 1993 as customers in key core markets continued to defer spending for major projects. IPG repair parts activity increased slightly over 1992 levels due largely to energy-industry repair business offsetting the negative impact of selective union strikes against coal producers of 1993 which affected the demand for slurry product repair parts during most of 1993.

             In 1994, IPG expects sales growth internationally and through its increased presence in the $3 billion worldwide energy market due to the 1992 acquisition of energy pump lines from the IDP joint venture which are now produced by EPD. The introduction of the Environamics product lines in late 1994 will further strengthen the Company's position in the chemical market.

             The Company's industrial sales organization markets pumps for U.S. industrial users through 26 branch sales offices and approximately 100 independent sales representatives and distributors. The services of the independent representatives and distributors are used in geographic areas where it is not economical to maintain a direct branch office and in some of the large metropolitan areas where they supplement branch personnel in servicing specialized markets. The Company employs approximately 60 sales engineers nationwide in its branch sales offices.


             Water Technologies Group

             The Water Technologies Group represented approximately 43% of the Company's sales and 53% of operating earnings for 1993. The Group manufactures and sells water pump systems, which include pumps, motors, pressure tanks and related accessories, used to supply water for farms, single and multiple family residences, office buildings, restaurants and other commercial uses, and municipal water supply and sewage treatment facilities. Larger submersible pumps are used to supply water for commercial and municipal customers. A commercial line of pumps is manufactured and sold for light industrial application. Submersible and deep-well turbine pumps are used for irrigation and other agricultural services. The Company believes it is the largest manufacturer of home water pump systems in the world.

             The home water systems market presently accounts for 60% of Water Technologies Group sales. This market is cyclical, however, because it is tied to general economic conditions and the weather.

             In 1993, WTG posted sales of $239.6 million, an increase of $2.8 million or 1.2% above 1992 results restated for the Texas Ag Turbine restructuring noted above. Without restatement, the WTG sales increase was $18.0 million or 8.1% above 1992 results. WTG-America sales increased 10.0% for 1993 compared to 1992 as new products and dry U.S. weather conditions in the Northeast and South boosted sales. WTG-Europe (Lowara) sales for 1993 were 10.3% below 1992 on a translated basis. On a local currency basis, sales for the year increased 14.4% over 1992 due to the shipment of new products and marketing initiatives, as well as the weakening of the lira, which makes Italian products more price competitive. Although affecting Lowara's translated results, the weakening of the lira does not negatively impact overall WTG profitability due to a natural hedge that exists since U.S. division imports of Lowara product equal or exceed Lowara's profitability.





                                    Page 5 of 54
<F50>
             In 1994, WTG will continue to focus on the development and introduction of new products and expanding and improving existing product lines. Additionally, WTG-Europe is continuing to expand its European presence by establishing a subsidiary in France and other European locations. These expansions are expected to result in sales growth in the future and increased market penetration in key regions. WTG-America (WTG-A) expects to introduce new products during the second and third quarters of 1994 in an effort to gain additional market share. Sales growth is therefore expected for 1994.

             The Company's agricultural pumps and domestic water systems pumps manufactured by WTG are marketed in the United States through the WTG-America sales force. The Company employs approximately 50 WTG-A field sales force persons to call on approximately 500 distributors throughout the country. These distributors, primarily plumbing, heating and pump specialty wholesalers, sell to and service nearly 7,300 Goulds Pumps Dealers Association members.


             Joint Ventures

             Oil Dynamics, Inc., of Tulsa, Oklahoma, is a 50% owned joint venture with Franklin Electric Co. which manufactures and distributes a line of high performance submersible pumps used in secondary oil recovery and provides the necessary sales and service network. This joint venture posted a $3.8 million earnings increase when compared to 1992 results, reflecting the strength of significant Russian business that will continue into the first quarter of 1994. Currently, due to the suspension of Russian financing availability, further ODI shipments to Russia have been halted. Though prior suspensions have been relatively short in duration, the end date cannot be predicted.

             International joint ventures are discussed on page 7 of this report under "International Operations".


(D)   General

             Competition

             The Company is one of the largest manufacturers of pumps in the United States. There are few competitors in the industrial sector in the United States who carry a diversified product line with a broad service network comparable to that of the Company.

             The Company competes principally on the basis of product performance, quality, service and price. The Company enjoys the reputation as a "quality" pump manufacturer with a complete repair parts service. It believes it can maintain and strengthen its present competitive position by continuing to improve its customer service levels and manufacturing equipment and processes, by designing and developing new and improved products, by maintaining strategically located parts distribution centers and PRO Service Centers and by promoting the efforts of its sales force in the world market.

             The pump industry is highly competitive with numerous competitors in the field. Some competitors are divisions of large corporations while others are companies with a limited product line.





                                    Page 6 of 54
<F50>
             Product Development

             The Company is committed to the ongoing development of new products and improvement of existing products. Product development and research activities are carried out at the Company's various manufacturing facilities. Research and development expenditures amounted to $7.2 million, $7.9 million, and $6.1 million for the years ended December 31, 1993, 1992, and 1991, respectively. The higher level of R&D expenses in 1992 relates to the introduction of the SSV vertical multi-stage product line during the second quarter of 1992 by WTG-Europe. In 1994, the Company expects to increase its investment in new product development as well as in enhancements to existing products in order to improve its competitive position in the industry. The acquisition of Environamics Corporation and the expansion into the energy market provide the Company with new products to offer customers in the chemical and energy marketplaces.


             International Operations

             The Company has wholly-owned subsidiaries in Italy, Canada, Mexico, Singapore, South Korea, Venezuela, the Netherlands and the Philippines. Sales by foreign affiliates were approximately $152 million, $161 million, and $159 million for 1993, 1992 and 1991, respectively. The decrease noted in 1993 is a result of the currency exchange impact of the weaker lire on translated results. Our largest international subsidiary, Lowara S.p.A. (WTG-Europe) located in Italy, also has wholly-owned subsidiaries in Italy, France, Belgium and the Netherlands, and 90% owned subsidiaries in the United Kingdom and Germany. Lowara fabricates stainless-steel pumps which are sold worldwide and has recently introduced several key new products with significant growth potential. The Canadian operation includes a new manufacturing facility in Cambridge, Ontario, for water systems products and for industrial products, as well as sales offices in Montreal and Calgary. The Philippines subsidiary manufactures residential and agricultural water systems pumps. The Mexican operation manufactures various pumps for industrial and agricultural applications. The Venezuelan subsidiary produces and markets certain industrial and water systems pumps primarily in Venezuelan markets. The Korean operation is an assembly and testing facility opened in May 1992 to provide support to customers in the Asia-Pacific region. The Netherlands operation is an assembly, testing and distribution site for industrial products. The Singapore operation is an assembly and distribution site for both IPG and WTG products serving the Asia-Pacific region.

             The international sales efforts of the Company's employees are supplemented by local sales representatives. Offices to support foreign sales have been established in Fort Lauderdale, Florida; Singapore, Republic of Singapore; Cairo, Egypt; Athens, Greece; IJmuiden, Netherlands; Dammam, Saudi Arabia; Southhampton, England; Beijing, China; Taipei, Taiwan; Lima, Peru and Seoul, South Korea. In addition, the foreign operations maintain sales personnel to market their respective products.

             Export sales from the United States were $62 million in 1993, $58 million in 1992, and $53 million in 1991. The Company's export sales are distributed throughout the world without concentration in any one geographic region.

             The Company also has a joint venture agreement with Nanjing Deep Well Pump Works of Nanjing, China to produce agricultural vertical turbine pumps for sale worldwide. Lowara participates in a joint



                                    Page 7 of 54
<F50>
             venture marketing agreement with Tsurumi Company of Japan to market the highly sophisticated Lowara fabricated stainless steel pump line.


             Raw Materials

             The principal raw materials essential to manufacturing pumps are nickel, iron, bronze and stainless steel. These are used more specifically in the manufacture of castings produced in the Company's three foundries. These internal foundries supply most stainless steel and hard iron castings to the Company's machining locations, thus reducing the need to purchase these products from external suppliers.

             In addition, sheets of stainless steel are used in various stamping processes. Other components such as drivers, ball bearings and mechanical seals, along with bar stock for shafts, are purchased from several suppliers.

             Raw materials for the Company's products are in adequate supply from a number of alternative suppliers and, at present, the Company has the ability to select and apportion among vendors based on price, quality and delivery capability. The Company has entered into several quality alliances with selected vendors in order to focus on improving the quality, delivery and costs related to purchased material. This Total Quality emphasis on vendor performance will continue on an ongoing basis.

             The Company purchases motors for its domestic water systems pumps primarily from Franklin Electric Company. The Company expects that it will continue to purchase motors from Franklin, but if the Company were required to establish a relationship with another supplier, its manufacturing business could be temporarily disrupted.


             Employee Relations

             The Company presently employs approximately 4,100 persons. Approximately 1,200 employees are covered under union contracts stipulating rates of pay, hours of employment and other conditions of employment. During 1993, the Company successfully extended its contract for one year with approximately 80 union employees at the Vertical Products Division, located in City of Industry, California. Including California, contracts with four unions covering approximately 430 employees expire in 1994. An early settlement was reached recently with the International Association of Machinists at the Municipal Business Unit in Baldwinsville, New York, the smallest of the four unions; another proposed early settlement was turned down by the 285-member United Steelworkers Union located at the Slurry Pump Division (SPD) in Ashland, Pennsylvania. The Company believes, however, that settlements will be reached in all cases before the contract expiration dates.

             The Company considers that its overall labor relations are good with active labor-management committees operating at all locations. Approximately 2,800 persons are employed domestically while approximately 1,300 persons work at foreign affiliate locations.


             Seasonal Business

             The Company operates at its lowest level during the first and last
             quarter  of  each  calendar  year  due  primarily  to  the   Water




                                    Page 8 of 54
<F50>
             Technologies Group market decline in winter months. The Industrial Products Group of the Company is not a seasonal business.


             Environmental Considerations

             On February 22, 1994, the Company was served with a copy of a sixty day notice given by the Environmental Defense Fund and the National Resources Defense Fund to the Attorney General and other California officials alleging that the Company and other submersible pump manufacturers were in violation of the Proposition 65.

             The law prohibits the discharge, into sources of drinking water, of chemicals (including lead) known to the State of California to cause cancer or reproduction toxicity and requires a warning if individuals there are being exposed to such chemicals through the normal and intended use of the product. The notifying parties are permitted to commence litigation within sixty days in the event the officials do not so proceed. Violations of the law may result in a maximum civil penalty of $2,500 per day for each violation.

             The Company has retained counsel in California and will vigorously defend any law suit that may be instituted. It is not possible to determine the extent of liability at this time, if any, or to quantify the cost of settlement or civil penalty that may be imposed.

             In 1991, the Company recorded a $2.0 million provision for estimated environmental costs. This charge reflects anticipated costs to monitor and remediate a previously disclosed inactive Company landfill site in Seneca Falls, New York. At December 31, 1993, the remaining reserve was $1.7 million. The remediation is expected to occur through late 1995 or early 1996 and the Company does not currently expect any additional material expenses in future years associated with this site.

             Although the Company is unable to predict what legislation or regulations may be adopted or enacted in the future with respect to environmental protection and waste disposal, existing legislation and regulations have had no material adverse effect on its capital expenditures, earnings or competitive position. Capital expenditures for property, plant and equipment for environmental control were not material during 1993 and are not anticipated to be material in 1994 or 1995.


             Patents and Trademarks

             Although the Company owns several beneficial patents, none are considered to be material to its operations. The Company believes its trademark "Goulds" is of importance worldwide, since its products have been sold and used for almost 150 years.


             Backlog

             Backlog is primarily in the Industrial Products Group as the Water Technologies Group maintains minimal backlog levels since their products are normally shipped within two weeks from receipt of a customer order. The backlog of orders was $98.6 million at February 28, 1994, a decrease of $1.4 million from December 31, 1993 levels.




                                    Page 9 of 54
<F50>
                                 EXECUTIVE OFFICERS



Name                Age         Present Office and Experience


S. V. Ardia          52         President and Chief Executive Officer since
                                1985; President and Chief Operating Officer
                                1984-1985; Vice President-Corporate Sales
                                1982-1984; Vice President-International
                                Operations 1979-1982; General Manager of
                                Standard Pump Division of Worthington Pump Co.
                                1976-1979; Director of Goulds Pumps
                                International Sales 1974-1976; Director since
                                1984.


E. B. Bradshaw       55         Vice President since 1979; Secretary since 1974;
                                General Counsel since 1969.


M. A. Lambertsen     54         Vice President - Human Resources since December,
                                1991; Previously Vice President of Human
                                Resources of Fisher-Price, Inc., 1978-1991.


J. M. Morphy         46         Group Vice President - Industrial Products Group
                                since October 1992; Vice President and Chief
                                Financial Officer 1986-1993; Controller
                                1985-1986; Previously Vice-President and
                                Controller, Computer Consoles, Inc., Rochester,
                                NY.


J. P. Murphy         47         Vice President and Chief Financial Officer since
                                August 1993; Previously Executive Vice President and Chief Financial Officer of Westcan
                                Chromalox, Inc., in Toronto, Canada, 1991-1993;
                                Vice President-Finance and Administration and
                                Chief Financial Officer of Hamilton Beach, Inc., of Waterbury, CT, 1986-1991.


F. J. Zonarich       48         Group Vice President - Water Technologies Group
                                since December, 1989; Vice President Sales and
                                Marketing-Industrial Products Group 1986-1989;
                                Commercial Manager, Engineered Products Division
                                1985-1986; Director of Marketing 1982-1985.





No family relationship exists between any of the above executive officers. The term of office for all executive officers listed above runs from one annual meeting to the next, or approximately one year.

There were no arrangements or understandings between any of the above executive officers and any other person pursuant to which they were selected as an executive officer.









                                    Page 10 of 54
<F50>
ITEM 2.                  PROPERTIES

The Company's Corporate headquarters and primary manufacturing facilities are located in Seneca Falls, New York. Other domestic manufacturing facilities are also located in Baldwinsville, New York; Ashland, Pennsylvania; Lubbock, Texas; Hudson, New Hampshire; and City of Industry, California. An assembly, shipping, and receiving facility for water systems is maintained in Auburn, New York. International manufacturing facilities are currently located in Italy, Canada, Mexico, Venezuela, South Korea and the Philippines. Lowara maintains subsidiaries outside of Italy which are located in Germany, Belgium, France, the Netherlands, and the United Kingdom.

Substantially all manufacturing sites are owned, and most sales offices, warehouses and service facilities are leased. The Company maintains warehouses or distribution centers in Chicago, Illinois; Houston, Texas; Portland, Oregon; Savannah, Georgia; Baton Rouge, Louisiana; and IJmuiden, the Netherlands, which carry inventories of pumps and parts sold to industrial users. The Company maintains regional warehouses to keep inventories of water pump systems and/or deep-well turbine components readily available in the vicinities of Chicago, Illinois; Orlando, Florida; Fresno, California; Memphis, Tennessee; Melbourne, Australia, and Singapore.

During the five years ended December 31, 1993, the Company invested approximately $153 million in capital improvements, primarily relating to upgrades in machinery and equipment. Management believes that the Company's facilities are well maintained and adequate for its operations.


ITEM 3.      LEGAL PROCEEDINGS

On February 22, 1994, the Company was served with a copy of a sixty day notice given by the Environmental Defense Fund and the National Resources Defense Fund to the Attorney General and other California officials alleging that the Company and other submersible pump manufacturers were in violation of the Proposition 65.

The law prohibits the discharge, into sources of drinking water, of chemicals (including lead) known to the State of California to cause cancer or reproduction toxicity and requires a warning if individuals there are being exposed to such chemicals through the normal and intended use of the product. The notifying parties are permitted to commence litigation within sixty days in the event the officials do not so proceed. Violations of the law may result in a maximum civil penalty of $2,500 per day for each violation.

The Company has retained counsel in California and will vigorously defend any law suit that may be instituted. It is not possible to determine the extent of liability at this time, if any, or to quantify the cost of settlement or civil penalty that may be imposed.


ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders during the fourth quarter of 1993.
















                                    Page 11 of 54
<F50>
                                       Part II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY SECURITIES AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded in the NASDAQ National Market System under the symbol GULD. Quarterly high and low sales prices reported by NASDAQ National Markets and related dividend information for the past two years is set forth below:

             Market value per share
                               1993                            1992
             Quarter      High      Low       Quarter     High      Low

             1st        $25.75   $21.25       1st       $28.63   $22.75

             2nd        $25.63   $22.38       2nd       $29.38   $22.13

             3rd        $26.50   $23.38       3rd       $24.38   $21.63

             4th        $26.75   $23.13       4th       $25.00   $20.00

             Year       $26.75   $21.25       Year      $29.38   $20.00


             Dividend paid per common share
             Quarter    1993          1992

             1st        $.20          $.20

             2nd        $.20          $.20

             3rd        $.20          $.20

             4th        $.20          $.20

             Year       $.80          $.80

The approximate number of record holders of the Company's common stock as of February 28, 1994 was 5,484.

The Company's policy is to pay cash dividends quarterly. A quarterly cash dividend has been paid without interruption since 1948. The amount of dividends is within the discretion of the Board of Directors and depends, among other factors, on earnings, capital requirements and the operating and financial condition of the Company.

There are no dividend restrictions which materially limit the Company's current ability to pay dividends.




















                                    Page 12 of 27
<F50>
ITEM 6.     SELECTED FINANCIAL DATA

Five-Year Summary of Financial Data
Goulds Pumps, Incorporated
(Dollars in millions except per share data)
OPERATIONS:                                        1993     1992      1991      1990      1989 1
Net sales                                         $555.7   $558.9    $566.6    $554.7    $507.0
Gross profit                                       156.3    173.3     175.9     168.1     151.6

Interest expense                                     5.4      5.0       6.4       9.4       9.7

Earnings from continuing operations before
  income taxes, extraordinary charge, and
  cumulative effect of accounting changes           34.4     35.8      51.3      48.6      46.1

Earnings from continuing operations before
  extraordinary charge and cumulative effect
  of accounting changes                             23.5     21.8      31.3      30.6      28.8

Loss from discontinued operations                     --       --        --        --     (30.1)

Extraordinary charge                                  --       --       (.6)       --        --

Cumulative effect of accounting changes             (1.0)   (29.7)       --        --        --

Net earnings (loss)                                 22.5     (7.9)     30.7      30.6      (1.3)

Earnings from continuing operations before
  extraordinary charge, cumulative effect
  of accounting changes, and restructuring
  charge                                            23.5     25.7      31.3      30.6      28.8
COMMON STOCK:
Number of shareholders at year-end                 5,555    5,902     6,461     6,600     6,462

Average shares outstanding
  (in thousands)                                  21,126   21,027    20,781    20,589    20,446

Net earnings (loss) per share:
  Continuing operations before extraordinary
    charge and cumulative effect of accounting
    changes                                         1.12     1.04      1.51      1.49      1.41
  Discontinued operations                             --       --        --        --     (1.47)
  Extraordinary charge                                --       --      (.03)       --        --
  Cumulative effect of accounting changes           (.05)   (1.42)       --        --        --

Net earnings (loss) per share                       1.07     (.38)     1.48      1.49      (.06)

Net earnings per share from continuing
  operations before extraordinary charge,
  cumulative effect of accounting changes,
  and restructuring charge                          1.12     1.22      1.51      1.49       1.41
Dividends per share                                  .80      .80       .80       .76       .76

Shareholders' equity per share                      8.85     9.15     10.51     10.00      8.86

Market value per share-low                         21.25    20.00     18.00     15.13     16.50
                      -high                        26.75    29.38     26.00     28.50     24.63
















                                 Page 13 of 54
<F50>

Five-Year Summary of Financial Data (Cont'd.)
Dollars in millions except per share data

FINANCIAL DATA:                                    1993     1992      1991      1990      1989 1

Capital additions                                  24.7     40.0      38.8      28.0      21.3

Depreciation                                       24.8     23.8      22.8      20.4      19.9

Property, plant and equipment-net                 149.0    154.6     140.8     128.5     117.4

Working capital                                   109.7    122.1     122.1     127.3     126.7

Debt (including short-term)                        87.4     65.3      64.2      96.6      98.3

Total assets                                      438.5    418.8     395.9     424.9     394.5

Shareholders' equity                              187.2    192.8     219.3     206.5     181.7

Debt to equity %                                   46.7     33.9      29.3      46.8      54.1

Continuing operations before extraordinary
  charge and cumulative effect of accounting
  changes:
    Return on average shareholders' equity %       12.4       9.6      14.6      15.8      14.3

    Return on average capital %                     9.7       8.0      11.2      11.3      10.9

Continuing operations before extraordinary
  charge, cumulative effect of accounting
  changes, and restructuring charge:
    Return on average shareholders' equity %       12.4      11.1      14.6      15.8      14.3

    Return on average capital %                     9.7       9.1      11.2      11.3      10.9

Number of employees at year-end                   4,100     4,300     4,350     4,300     4,200


<F54>
1  All information restated to reflect discontinued operations of the investment in Raytec Watergroup Company,
   L.P.











                                 Page 14 of 54
<F50>
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS


Management's discussion and analysis reviews the Company's operating results for each of the three years in the period ended December 31, 1993, and its financial condition at December 31, 1993. The focus of this review is on the underlying business reasons for significant changes and trends affecting our sales, net earnings, and financial condition. This review should be read in conjunction with the accompanying consolidated financial statements, the related Notes to Consolidated Financial Statements and the Five-Year Summary of Financial Data.

OVERVIEW

1993 was a year in which the pump industry as a whole continued to be impacted by weak economic conditions and increased competitive pricing pressures. Goulds Pumps' 1993 sales were slightly below 1992 levels, and earnings for the year of $1.12 from continuing operations were 8.2% lower than last year's $1.22 from continuing operations, exclusive of 1992 restructuring charges ($.19 per share) and 7.7% above last year's $1.04 in earnings before the cumulative effect of the accounting changes. The decrease from 1992's $1.22 earnings level is attributable to a consolidated gross margin decline of nearly three percentage points caused by stiff price competition in key markets and lower fourth quarter sales at EPD due to the implementation of CATS II, a new systems-driven manufacturing process. These declines were partially offset by a decrease in selling, general and administrative costs resulting from cost control measures and favorability in the translation of WTG-Europe's (Lowara) expenses, an outstanding performance by our joint venture, Oil Dynamics, Inc., and the tax benefits of the European corporate restructuring and other tax strategies. Reported 1993 earnings per share of $1.07 reflect the recording as of January 1, 1993 of the cumulative effect of the adoption of Financial Accounting Standard No. 112 (SFAS No. 112), "Employers' Accounting for Postemployment Benefits," which had a $.05 impact.

1993 orders of $558.4 million were down slightly from 1992's record orders level of $560.1 million. Industrial Products Group (IPG) orders decreased 2.4% while Water Technologies Group (WTG) orders increased 2.6%. Fourth quarter 1993 order activity was 8.6% above 1992's fourth quarter, as both IPG and WTG experienced order level upturns. The Company is hopeful that the fourth quarter results are an indication of the beginning of a stronger orders trend into 1994.

IPG experienced a softening of pump order activity in 1993 as customers in key core markets continued to defer spending for major projects. IPG repair parts activity increased slightly over 1992 levels due largely to energy-industry repair business offsetting the negative impact of selective union strikes against coal producers which affected the demand for slurry product repair parts during most of 1993. These strikes were settled during the fourth quarter of 1993.

Within WTG, WTG-America's (WTG-A) 1993 orders levels increased 12.2% compared to 1992, while orders at WTG-Europe declined 10.3% on a translated basis. On a local currency basis, WTG-Europe's 1993 orders increased 14.4% over 1992, primarily due to new product introductions, marketing initiatives, and the impact of the weaker lira, which makes Lowara's products more price competitive. WTG-A orders increased due the impact of new product promotions and to dry U.S. weather conditions in the Northeast and South.

1993 was a year of many challenges as well as many accomplishments. Highlights of the year include:

* The acquisition of Environamics Corporation. Goulds' investment in Environamics reflects the Company's continuing commitment to be the leader in advancing state-of-the-art pump design. The Company believes the Environamics pumps will qualify as the best available technology to control chemical emissions and expects demand for the pumps to increase as manufacturing plants respond to requirements of OSHA and the Clean Air Act. Sales of the Environamics product line could reach $40 million by the late 1990s.

* During 1993, the Company's two largest divisions, the Engineered Products Division (EPD) and WTG-America implemented phase II of CATS - Competitive Advantage Through Simplification. This is a systems-driven


                                     Page 15 of 54
<F50>
        overhaul of how the Company operates, from customer inquiries to order entry to shipment. While it will take several months for all aspects of these newest introductions of CATS to fully significant improvements are expected in the Company's ability to deliver products efficiently to customers in 1994 and beyond.

* During the fourth quarter of 1993, the Company substantially completed personnel reductions in IPG and on the Corporate staff that will result in future cost savings in excess of $4.0 million annually. The Company recognized approximately $1.3 million in severance costs associated with this downsizing in 1993.

* The Company continued to expand its international focus and presence as WTG-Europe (Lowara) has established a new subsidiary in France, and will look to add locations during 1994. In 1994, the Company expects to continue the trend toward international growth through increased sales presence in the Asia-Pacific region, South America, and Europe.

* The Company implemented several tax planning strategies which resulted in a decreased effective tax rate in 1993. A significant one-time adjustment due to tax code changes and the application of SFAS No. 109 as well as the implementation of the European corporate tax restructuring, were primarily responsible for the rate decrease in 1993. Several of the strategies put in place in 1993 are expected to yield future tax benefits.

* The energy-industry product line, which the Company acquired in 1992, exceeded 1993 expectations in terms of profitability, primarily due to strong repair parts shipment activity and cost containment measures.
        The Company anticipates the commencement of energy pump shipments during 1994.

* The outstanding performance of the 50%-owned joint venture, Oil Dynamics, Inc. (ODI), had a major impact on 1993's results. ODI benefitted from the strength of significant Russian business during 1993.

* Safety performance in 1993 again showed continuous improvement as the Company's employees incurred the lowest number of accidents on record within Goulds in a one-year period. Safety improvements over the past two years have resulted in lower Worker's Compensation insurance premiums for 1994.

















                                     Page 16 of 54
<F50>
Analysis of Operations

The following table indicates the percentage relationships of earnings and expense items included in the Consolidated Statements of Earnings for each of the three years ended December 31, 1993 and the percentage change in those items or such years.

As a Percentage of Total                                     Percentage Change
Net Sales
                                                           1993 vs      1992 vs
  1993     1992     1991                                   1992         1991
 100.0%   100.0%   100.0%   Net Sales                      (0.6)%       (1.4)%
  71.9     69.0     69.0    Cost of sales                   3.6         (1.3)
  20.7     21.4     20.4    SG&A expenses                  (3.8)         3.5
   1.3      1.4      1.0    R&D expenses                   (9.6)        29.5
    --      1.1       --    Restructuring charge         (100.0)          --
    --       --      0.4    Environmental provision          --       (100.0)
                            Earnings from investments
  (0.8)    (0.1)    (0.4)    and affiliates               542.6        (71.3)
   1.0      0.9      1.1    Interest expense                8.1        (21.3)
  (0.4)    (0.2)    (0.4)   Interest income                35.7        (36.8)
   0.1      0.1     (0.1)   Other (income) expense-net      1.9       (175.8)
                            Earnings before income
                             taxes, extraordinary charge
                             and cumulative effect of
   6.2      6.4      9.0     accounting changes            (3.9)       (30.1)
   1.9      2.5      3.5    Income taxes                  (22.4)       (30.1)
                            Earnings before extraordinary
                             charge and cumulative effect
   4.3      3.9      5.5     of accounting changes          7.9        (30.2)
    --       --     (0.1)   Extraordinary charge             --       (100.0)
                            Cumulative effect of
  (0.2)    (5.3)      --     accounting changes           (96.6)          --
   4.1%    (1.4)%    5.4%   Net earnings (loss)             N.M.         N.M.
N.M. - Not meaningful


Net Sales

The decrease in total sales of $3.2 million in 1993 compared to 1992 is primarily composed of a $6.0 million or 1.9% decrease in Industrial Products Group sales while Water Technologies Group sales increased $2.8 million or 1.2%. IPG sales were impacted by shipment delays early in the fourth quarter of 1993, caused by the implementation of CATS II at the Engineered Products Division (EPD). We expect that it will take a number of months before we are able to reduce this current shipment backlog. For WTG, WTG-America sales increased 10.0% for 1993 compared to 1992 as new products and dry U.S. weather conditions in the Northeast and South boosted sales. WTG-Europe (Lowara) sales for 1993 were 10.3% below 1992 on a translated basis. On a local currency basis, sales for the year increased 14.4% over 1992 due to the shipment of new products and marketing initiatives, as well as the weakening of the lira, which makes Italian products more price competitive. Although affecting Lowara's translated results, the weakening of the lira does not negatively impact overall WTG profitability due to a natural hedge that exists since U.S. division imports of Lowara product equal or exceed Lowara's profitability.

In 1994, IPG expects sales growth internationally and through our increased presence in the $3 billion worldwide energy market due to the 1992 acquisition of energy pump lines from the IDP joint venture, which are now produced by EPD. The introduction of the Environamics product lines in late 1994 will further strengthen the Company's competitive position in the chemical market.

WTG will continue to focus on the development and introduction of new products and expanding and improving existing product lines. Additionally, WTG-Europe is continuing to expand its European presence by establishing a subsidiary in France and other European locations. These expansions are expected to result in sales growth in the future and increased market penetration in key regions. WTG-America expects to introduce new products during the second and third quarters of 1994 in an effort to gain additional market share. Sales growth is therefore expected for 1994.

                                    Page 17 of 54
<F50>
During 1992, net sales of $558.9 million represented a decrease of $7.7 million or 1.4% compared to 1991. In 1992, IPG sales decreased due to lower repair parts order activity while WTG sales increased $1.0 million primarily due to translation favorability at WTG-Europe.


Costs and Expenses

Gross profit as a percentage of net sales was 28.1% for 1993, compared to 31.0% for 1992. The Industrial Products Group gross profit percentage for 1993 decreased to 27.5% from 31.0% a year ago. This decrease is largely attributable to the continued competitive pricing environment in the U.S. and certain international markets and a shipments delay of approximately $9 million early in the fourth quarter at EPD due to the implementation of CATS
II. We expect that it will take a number of months before we are able to reduce this current shipment backlog. The Water Technologies Group gross profit percentage decreased to 29.6% in 1993, compared to 32.0% for 1992.
This decrease is due in large part to pricing pressure and unfavorable product shipment mix.

Selling, general and administrative (SG&A) expenses were 20.7%, 21.4%, and 20.4% of net sales in 1993, 1992, and 1991, respectively. The decrease in 1993 was a result of cost containment measures implemented by the Company, which included restructuring and workforce reductions. Also reducing reported SG&A in 1993 is the favorability associated with the translation of WTG-Europe expenses.

During 1993, the Company's investment in research and development (R&D) was $7.2 million, compared to $7.9 million in 1992, and $6.1 million in 1991. The higher level of R&D expenses in 1992 relates to the introduction of the SSV vertical multi-stage product line during the second quarter of 1992 by WTG-Europe. In 1994, the Company expects to increase its investment in new product development as well as in enhancements to existing products in order to improve its competitive position in the industry. The acquisition of Environamics Corporation and the expansion into the energy market provide the Company with new products to offer customers in the chemical and energy marketplaces.


Other Income and Expenses

Interest expense increased $.4 million due to the higher levels of short-term and long-term debt being maintained in 1993 in comparison to 1992. Interest expense in 1994 is anticipated to be higher as the Company has drawn down on a previously arranged long-term financing agreement at a higher interest rate (see Liquidity and Capital Resources).

Earnings from investments and affiliates increased $3.9 million in 1993 compared to the same period in 1992. This increase is due to Goulds' share of the 1993 earnings of Oil Dynamics, Inc. (ODI), a 50%-owned joint venture, which posted a $3.8 million increase when compared to 1992 results, reflecting the strength of significant Russian business that will continue into the first quarter of 1994. Currently, due to the suspension of Russian financing availability, further ODI shipments to Russia have been halted. Though prior suspensions have been relatively short in duration, the end date of this suspension cannot be predicted.

The variations in other (income) expense-net in 1992 as compared to 1991 were primarily the result of non-recurring income in 1991 from the receipt of government subsidies related to prior year capital expenditures by WTG-Europe.

The provision for income taxes represents 31.5%, 39.0%, and 39.0% of earnings from continuing operations before income taxes in 1993, 1992, and 1991, respectively. In 1993, our effective tax rate decreased due to a third quarter cumulative adjustment associated with recent tax code changes and new accounting rules for income taxes (SFAS No. 109) and the implementation of the corporate European tax restructuring in the fourth quarter. The effective tax rate in 1994 is expected to be 38.5%, reflecting the higher marginal tax rates enacted, less other tax reduction strategies put into place.


                                    Page 18 of 54
<F50>
Return on Equity

The percentage return on average shareholders' equity in 1993 increased to 12.4% from 9.6% in 1992. The percentage in 1992 reflects the impact of restructuring charges. Excluding the after-tax effects of the restructuring charge, the 1992 return on average shareholders' equity would have been 11.1%. The increase in 1993 reflects the reductions in shareholders' equity caused by the $12.3 million decrease in cumulative translation adjustments on the consolidated balance sheet and an increase in the level of after-tax earnings from continuing operations, primarily due to the tax restructuring strategy.


Non-recurring Charges

* Restructuring Charge. During 1992, the Company recorded the impact of a restructuring program designed to reduce costs, improve operating efficiencies, and increase shareholder value. The program included $2.9 million related to the early retirement of employees. In addition, $3.4 million resulted from the relocation of certain product lines and the centralization of contract engineering for high-specification products to better meet customer requirements. The aggregate restructuring program costs are shown as a separate line item in the accompanying consolidated statement of earnings and resulted in an after-tax charge of $3.9 million ($.19 per share) in 1992. The actions considered in the restructuring charge were essentially completed during 1993. The Company began in 1993 to realize the benefits associated with this restructuring through reduced payroll-related costs and improved operating efficiencies. A successful transfer of the industrial sump pump line (Model 3171) from the Lubbock, Texas, facility to the Slurry Pump Division in Ashland, Pennsylvania, was also accomplished.

* Environmental Provision. In 1991, the Company recorded a $2.0 million provision for estimated environmental costs. This charge reflects anticipated costs to monitor and remediate an inactive Company landfill site in Seneca Falls, New York. At December 31, 1993, the remaining reserve was $1.7 million. The remediation is expected to occur through late 1995 or early 1996, and the Company does not currently expect any additional material expenses in future years associated with this site.

* Extraordinary Charge. In 1991, an extraordinary charge net of tax benefits of $.6 million was recognized for the early retirement of the Company's Convertible Subordinated Debentures. The $25.0 million of Debentures carried an interest rate of 9- 7/8% and were due in the year 2006. This one-time charge was fully recovered during 1992 as we refinanced the debt at substantially lower interest rates.


Orders and Backlog

In 1993, orders received were $558.4 million, less than 1% below the record 1992 orders level of $560.1 million. Backlog levels at December 31, 1993, increased from 1992 by $3.2 million or 3.3% to $100.0 million, primarily due to the high level of fourth quarter orders activity and the delays in EPD shipments caused by the CATS II implementation. Backlog exists primarily in the Industrial Products Group as the Water Technologies Group maintains minimal backlog levels since its products are normally shipped within two weeks from receipt of a customer order.


Liquidity and Capital Resources

As reflected in the Consolidated Statements of Cash Flows, the $20.9 million of cash generated by operating activities and $10.9 million of cash provided by net financing activities in 1993, combined with a negative $2.0 million translation effect, was utilized to fund $36.3 million of net investing activities, while decreasing cash and cash equivalents by $6.5 million.






                                    Page 19 of 54
<F50>
Significant items impacting cash flows from operating activities in 1993 include an $18.3 million increase in trade receivables due largely to increased December shipments volume over 1992 at both IPG and WTG and a $12.5 million increase in inventories primarily at WTG-America and WTG-Europe to support higher shipment levels and the promotion of new products.

Capital additions in 1993 were $24.7 million, which approximated depreciation of $24.8 million. Significant projects included investments in the CATS II business systems hardware and software upgrades at EPD and equipment additions at domestic locations. In 1994, the Company expects to spend approximately $25-30 million in capital additions. The 1994 spending level includes continued major investments in upgrades of machinery and equipment and product development related expenditures that include the new Environamics technology.

In the third quarter of 1993, WTG-Europe entered into an agreement whereby 10 billion lire ($6.1 million) of proceeds from short-term loans were invested in insurance certificates. The net effect of this transaction is to increase WTG-Europe's interest expense and interest income, resulting in increased profit after taxes due to tax rate differentials on these items.

Cash flows from investing activities in 1992 reflected the availability of sinking funds, previously restricted and classified as other long-term assets related to Industrial Revenue Bond proceeds.

Debt levels at the end of 1993 increased significantly compared to those at December 31, 1992 primarily due to higher levels of inventory and other working capital items. Based on a financing agreement entered into in December 1992, the Company borrowed $20.0 million on August 3, 1993 at a fixed interest rate of 7.18% payable semi-annually. Principal payments are required in equal annual installments at the end of the third through seventh years. Proceeds from this loan were used to refinance a $10.0 million Term Loan due in August 1993 and other short-term debt. Additionally, the Company currently intends to replace its $30 million Revolving Credit Agreement, which will expire on October 31, 1994. The Company believes cash from operations and the $56.1 million of available credit facilities at December 31, 1993, will be sufficient to meet its liquidity needs during 1994.

Cumulative translation adjustments on the consolidated balance sheet at December 31, 1993 decreased shareholders' equity by $12.3 million from December 31, 1992 reflecting the weakening of the devalued Italian lira and the Canadian dollar against the U.S. dollar since the fourth quarter of 1992.

In 1993, the Company redeemed the rights issued under the Stockholder Rights Plan instituted in 1988. The Company paid shareholders a redemption price of $.01 per share outstanding or approximately $200,000.


Inflation

The market price of a number of the Company's product lines decreased in 1993 due to worldwide competitive pressures in the pump industry. At the same time, material cost increases from our vendors have been minimal. The Company continues to monitor the impact of inflation in order to minimize its effects in future years through pricing strategies, productivity improvements, and cost reductions.


Events Impacting Future Operating Results

During 1993, the Company successfully extended its contract for one year with approximately 80 union employees at the Vertical Products Division, located in City of Industry, California. Including California, contracts with four unions covering approximately 430 employees expire in 1994, the largest being the 285-member United Steelworkers located at the Slurry Pump Division (SPD) in Ashland, Pennsylvania. The Company considers that its overall labor relations are good with active labor-management committees operating at all locations.

During the fourth quarter of 1993, the Company announced it acquired Environamics Corporation, a privately held company whose patented hermetically sealed pump technology will greatly expand Goulds' ability to help the


                                    Page 20 of 54
<F50>
chemical processing industry lower production costs and also meet increasingly stringent environmental regulations. Environamics is operating as an autonomous subsidiary, augmenting Goulds' current industry distribution channels used by IPG. Shipments of Environamics products are expected to begin near the end of the third quarter of 1994.

Sean P. Murphy joined the Company in August 1993 as Vice President and Chief Financial Officer (CFO). Mr. Murphy assumed the CFO duties from John M. Morphy, who continues as Group Vice President of the Industrial Products Group.

Earnings of our WTG-Europe (Lowara) subsidiary continue to be impacted by unfavorable currency exchange. Offsetting this negative impact is the natural hedge which exists through the transfer of Lowara products to WTG-America.
We will continue to monitor exchange rate fluctuations and where appropriate, consider forward contracts for lira purchases to control the impact of these fluctuations.


Accounting Standards

Effective in the first quarter of 1993, the Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits." See Note 11 for a detailed discussion of the impact of this change on the Company's consolidated financial statements.

Effective in the first quarter of 1992, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions"; SFAS No. 107, "Disclosures About Fair Value of Financial Instruments"; and SFAS No. 109, "Accounting for Income Taxes." See Notes 11, 8, and 10, respectively, for a detailed discussion of the impact of these standards on the Company's consolidated financial statements.


In Conclusion

The Company is encouraged that it has taken important steps in 1993 that will yield improved results in 1994 and beyond. One milestone achieved this year was the implementation of CATS II and related manufacturing process improvements, which will translate into increased productivity and better customer service. Other important steps have been the acquisition of Environamics Corporation, the Company's expansion in the energy-industry business, and cost containment measures that included reducing the workforce. These actions, when combined with signs of a stronger orders trend, give the Company solid reasons for expecting improvement next year in both sales and profitability.








                                    Page 21 of 54
<F50>

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                                Financial Statements

                                                                    Page

Independent Auditors' Report                                          23
Consolidated Statements of Earnings                                   24
Consolidated Balance Sheets                                           25
Consolidated Statements of Shareholders' Equity                       26
Consolidated Statements of Cash Flows                                 27
Notes to Consolidated Financial Statements                         28-39


                                 Supplementary Data


Quarterly Financial Data                                              40









                                    Page 22 of 54
<F50>


Independent Auditors' Report

To the Board of Directors and Shareholders of Goulds Pumps, Incorporated:



We have audited the accompanying consolidated balance sheets of Goulds Pumps, Incorporated, and its subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1993.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Goulds Pumps, Incorporated, and its subsidiaries at December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.

As discussed in Note 11 to the consolidated financial statements, the Company changed its methods of accounting for postretirement benefits other than pensions (effective January 1, 1992) and postemployment benefits (effective January 1, 1993).



                                                 DELOITTE & TOUCHE
                                                 Rochester, New York
                                                 January 26, 1994









                                    Page 23 of 54
<F50>

Consolidated Statements of Earnings
Goulds Pumps, Incorporated
(Dollars in thousands except per share data)
For the years ended December 31,                    1993            1992           1991


Net sales                                       $555,692        $558,903       $566,566

Costs and expenses
Cost of sales                                    399,374         385,567        390,664
Selling, general and administrative expenses     115,153         119,752        115,673
Research and development expenses                  7,177           7,939          6,129
Restructuring charge                                  --           6,300             --
Environmental provision                               --              --          2,000
Earnings from investments and affiliates          (4,569)           (711)        (2,479)
Interest expense                                   5,403           4,998          6,351
Interest income                                   (1,909)         (1,407)        (2,225)
Other (income) expense-net                           648             636           (839)

                                                 521,277         523,074        515,274

Earnings before income taxes, extraordinary
 charge, and cumulative effect of accounting
 changes                                          34,415          35,829         51,292
Income taxes                                      10,841          13,976         20,004

Earnings before extraordinary charge and
  cumulative effect of accounting changes         23,574          21,853         31,288
Extraordinary charge from early
  extinguishment of debt, net of income
  tax benefit                                         --              --           (557)
Cumulative effect of accounting changes,
  net of income tax benefit:
    Postretirement benefits                           --         (29,746)            --
    Postemployment benefits                       (1,026)             --             --

Net earnings (loss)                             $ 22,548        $ (7,893)      $ 30,731

Net earnings (loss) per common share
  Earnings before extraordinary charge and
    cumulative effect of accounting changes     $   1.12        $   1.04       $   1.51
  Extraordinary charge                                --              --           (.03)
  Cumulative effect of accounting changes:
      Postretirement benefits                         --           (1.42)            --
      Postemployment benefits                       (.05)             --             --

Net earnings (loss) per common share            $   1.07        $   (.38)      $   1.48



<F54>
See Notes to Consolidated Financial Statements.



                                           Page 24 of 54
<F50>

Consolidated Balance Sheets
Goulds Pumps, Incorporated
(Dollars in thousands)
December 31,                                                       1993             1992

ASSETS
Current assets:
  Cash and cash equivalents                                    $  7,153         $ 13,681
  Receivables-net                                               109,637           98,349
  Inventories                                                   106,185          102,031
  Deferred tax asset                                             13,557           13,498
  Prepaid expenses and other current assets                      11,115            9,171
      Total current assets                                      247,647          236,730

Property, plant and equipment-net                               148,973          154,586
Investments, including investments in affiliates                 18,848           12,735
Deferred tax asset                                                5,031            2,221
Other assets                                                     18,003           12,485

                                                               $438,502         $418,757

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current maturities of debt                                   $ 48,493         $ 24,379
  Trade payables                                                 34,726           40,244
  Compensation and commissions                                   16,519           20,733
  Income taxes payable                                               21            1,438
  Pension                                                         6,191              444
  Progress payments                                               2,443            3,288
  Warranty reserves                                               3,947            3,466
  Dividends payable                                               4,231            4,216
  Deferred tax liability                                          1,257            1,257
  Restructuring accrual                                             199            3,204
  Other                                                          19,906           11,973
      Total current liabilities                                 137,933          114,642

Long-term debt                                                   38,859           40,887
Pension                                                          16,905           15,344
Other postretirement benefit obligation                          53,418           50,864
Deferred tax liability                                            4,186            4,235

Shareholders' equity:
  Preferred stock - $20.00 par value:  shares-authorized:
      750,000; issued and outstanding:  none                         --               --
  Common stock - $1.00 par value: shares-authorized:
      90,000,000; issued and outstanding:  1993-21,153,966
      1992-21,079,968                                            21,154           21,080
  Additional paid-in capital                                     57,044           55,784
  Retained earnings                                             120,415          114,988
  Cumulative translation adjustments and other                  (11,412)             933
      Total shareholders' equity                                187,201          192,785

                                                               $438,502         $418,757

<F54>
See Notes to Consolidated Financial Statements.






                                           Page 25 of 54
<F50>

Consolidated Statements of Shareholders' Equity
Goulds Pumps, Incorporated
(Dollars in thousands)
                                                                              Cumulative
                                               Additional                    Translation          Total
                                   Common         Paid-In       Retained     Adjustments   Shareholders'
                                    Stock         Capital       Earnings       and Other         Equity

Balance, January 1, 1991          $20,657         $48,979       $125,727         $11,142        $206,505


Net earnings                          --               --         30,731              --          30,731
Dividends declared                    --               --        (16,645)             --         (16,645)
Common stock issued                  207            3,433             --              --           3,640
Foreign currency translation          --               --             --          (4,963)         (4,963)
Pension adjustment                    --               --             --             (13)            (13)


Balance, December 31, 1991        20,864           52,412        139,813           6,166         219,255

Net earnings (loss)                   --               --         (7,893)             --          (7,893)
Dividends declared                    --               --        (16,932)             --         (16,932)
Common stock issued                  216            3,372             --              --           3,588
Foreign currency translation          --               --             --          (5,192)         (5,192)
Pension adjustment                    --               --             --             (41)            (41)

Balance, December 31, 1992        21,080           55,784        114,988             933         192,785

Net earnings                          --               --         22,548              --          22,548
Dividends declared                    --               --        (17,121)             --         (17,121)
Common stock issued                   74            1,260             --              --           1,334
Foreign currency translation          --               --             --         (11,853)        (11,853)
Pension adjustment                                                                  (492)           (492)

Balance, December 31, 1993       $21,154           $57,044      $120,415        $(11,412)       $187,201

<F54>
See Notes to Consolidated Financial Statements.












                                         Page 26 of 54
<F50>

Consolidated Statements of Cash Flows
Goulds Pumps, Incorporated
(Dollars in thousands)
For the years ended December 31,                                            1993         1992          1991
Operating activities:
Earnings (loss) from operations                                        $22,548      $(7,893)      $31,288
Adjustments to reconcile earnings (loss) from operations to
 net cash provided by operations:
  Depreciation                                                          24,788       23,819        22,818
  Amortization                                                           1,170        1,161         1,162
    Cumulative effect of accounting changes                                1,579       47,978            --
    Restructuring charge                                                      --        6,300            --
  Earnings from affiliates                                              (4,569)        (711)       (2,052)
  Dividends received from affiliates                                     4,425        1,197         2,119
  Increase (decrease) in deferred tax liability                          1,110      (15,985)       (2,574)
  Decrease (increase) in deferred tax asset                             (2,869)      (7,607)          403
  Decrease (increase) in receivables-net                               (18,312)         217         5,286
  Increase in inventories                                              (12,493)     (12,583)         (157)
  Increase (decrease) in trade payables, accrued expenses and
      other                                                                4,939        7,145        (2,672)
    Other-net                                                             (1,441)       5,379           872
        Net cash provided by operating activities                         20,875       48,417        56,493

Investing activities:
Decrease in marketable securities                                           --        1,019        21,714
Capital additions                                                      (24,650)     (40,004)      (38,757)
Investments in and advances to affiliates                                   --           --         6,388
Investment in insurance certificates                                    (6,317)          --            --
Decrease in investments of unexpended revenue bond
    funds included in other assets                                            --        6,045         3,603
Purchases of other assets                                               (5,340)      (5,541)       (3,362)
  Other-net                                                                   41           73           123
        Net cash applied to investing activities                         (36,266)     (38,408)      (10,291)

Financing activities:
Proceeds from long-term debt                                            30,099       11,513        19,616
Payments on long-term debt                                             (13,172)     (15,704)      (43,508)
Increase (decrease) in short-term borrowings                             9,752        6,713        (5,123)
Extraordinary charge from the extinguishment
   of debt                                                                    --           --          (870)
  Proceeds from issuance of common stock                                   1,334        3,588         3,640
  Dividends paid                                                         (17,106)     (16,889)      (16,397)
        Net cash provided by (applied to) financing activities            10,907      (10,779)      (42,642)

Effect of exchange rate changes on cash                                   (2,044)      (1,921)       (1,322)
Increase (decrease) in cash and cash equivalents                          (6,528)      (2,691)        2,238

Cash and cash equivalents, beginning of year                              13,681       16,372        14,134
Cash and cash equivalents, end of year                                   $ 7,153      $13,681       $16,372



Supplemental Cash Flow Information:

Interest paid                                                            $ 4,721      $ 4,890       $ 6,814
Income taxes paid                                                         13,437       21,151        21,242
Noncash investing and financing activities:
   Investment in WPV Holdings, Inc., exchanged for
   promissory note due from Wheatley TXT Corporation                          --           --         6,000
Additional minimum pension liability                                       5,005          125            44

<F54>
See Notes to Consolidated Financial Statements.







                                         Page 27 of 54
<F50>
Notes To Consolidated Financial Statements
(Dollars in thousands except per share data)


1.  Summary of Significant Accounting Policies


Consolidation

The consolidated financial statements include the accounts of all wholly owned and majority-owned subsidiaries after elimination of all significant intercompany transactions. Investments in affiliates and corporate joint ventures, representing 20% to 50% of the ownership of such companies, are accounted for under the equity method.

The majority of the foreign subsidiaries have fiscal year-ends of October 31 or November 30 to facilitate consolidation of the subsidiaries' financial statements.


Foreign Currency

The Company accounts for its foreign operations in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation." For subsidiaries where the local currency is the functional currency, assets and liabilities are translated at current exchange rates. Earnings and expense items are translated using average exchange rates during the year. Translation adjustments are not included in determining net earnings but are accumulated and reported as a separate component of shareholders' equity.

For subsidiaries located in highly inflationary economies, balance sheet items are translated using current exchange rates, and average exchange rates are used for statement of earnings items except for inventory, property, and their related statement of earnings accounts, which are translated using historical exchange rates. Resultant translation gains and losses are included in earnings.


Cash and Cash Equivalents

Cash and cash equivalents include all cash balances and highly liquid investments with original maturities of three months or less. The carrying values of cash and cash equivalents approximate fair values due to the short maturities of these financial instruments.


Inventories

Domestic inventories are stated at the lower of cost or market, with cost generally determined by the last-in, first-out (LIFO) method. Inventories of foreign subsidiaries are stated at the lower of cost or market, with cost being determined by the first-in, first-out (FIFO) method, or average cost method.


Property, Plant and Equipment

Property, plant and equipment is stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets ranging from 15 to 50 years for buildings and 3 to 12 years for machinery and equipment.


Income Taxes

In February 1992, the Financial Accounting Standards Board issued SFAS No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the

                                    Page 28 of 54
<F50>
difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Effective January 1, 1992, the Company adopted SFAS No. 109. The cumulative effect of this accounting change for income taxes was not significant.

Prior to 1992, the provision for income taxes, computed under APB Opinion 11, was based on earnings and expenses included in the accompanying consolidated statements of earnings. Deferred taxes were provided to reflect the tax effects of reporting earnings, expenses, and tax credits in different periods for financial accounting purposes than for income tax purposes.

The aggregate undistributed earnings of certain foreign subsidiaries which, under existing law, will not be subject to U.S. tax until distributed as dividends was $55,001 on December 31, 1993. Since the earnings have been or are intended to be indefinitely reinvested in foreign operations, no provision has been made for any U.S. taxes that may be applicable thereto. Any taxes paid to foreign governments on those earnings may be used, in whole or in part, as credits against U.S. tax on any dividends distributed from such earnings.


Net Earnings (Loss) Per Share

Net earnings (loss) per share of common stock is based upon the weighted average number of shares of common stock outstanding during the year (21,126 in 1993, 21,027 in 1992 and 20,781 in 1991). No effect has been given to options outstanding under the Company's Stock Option Plans since no material dilutive effect would result from the exercise of these items.


Financial Presentation Changes

Certain prior year amounts have been reclassified to conform to the current-year presentation.


2.  Inventories

           Inventories are summarized as follows:


December 31,                                                  1993       1992


       Raw materials                                      $ 31,927    $36,764
       Work-in-process                                      49,062     46,434
       Finished goods                                       55,863     48,800


       Inventories valued at FIFO                          136,852    131,998
       LIFO allowance                                      (30,667)   (29,967)


                                                          $106,185   $102,031


Inventories of foreign subsidiaries, valued at FIFO or average cost, are $49,252 and $48,774 at December 31, 1993 and 1992, respectively.


3.    Investments, Including Investments in Affiliates

      Investments, including investments in affiliates, are summarized below:

December 31,                                                 1993          1992

       Investment in Oil Dynamics, Inc.                   $11,706       $11,696
       Investments in insurance certificates                6,074            --
       Other investments                                    1,068         1,039

                                                         $18,848        $12,735
                                      Page 29 of 54
<F50>
The Company has a 50%-owned joint venture, Oil Dynamics, Inc. (ODI), which manufactures submersible pumps utilized principally in secondary oil recovery. For 1993, 1992, and 1991, the Company recognized earnings of $4,385, $558, and $1,957, respectively. The Company's investment in ODI approximates the Company's share of the underlying equity in the net assets of that Company. Dividends received were $4,375, $1,050, and $1,983, in 1993, 1992, and 1991, respectively.

Summarized financial information for Oil Dynamics, Inc., is as follows:

                                                   October 30,      October 31,
(In thousands)                                            1993             1992

Current assets                                         $26,579         $19,387
Non-current assets                                      12,808          11,777

  TOTAL ASSETS                                         $39,387         $31,164

Current liabilities                                    $14,444         $ 6,127
Non-current liabilities                                  1,497           1,704
Total shareholders' equity                              23,446          23,333

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $39,387         $31,164



                                              For the years ended,
                                  October 30,      October 31,      November 2,
(In thousands)                           1993             1992             1991

Net sales                             $71,672          $30,424          $39,796
Gross profit                           25,408           10,176           13,783
Net earnings                            8,770            1,115            3,914



The Company's Italian subsidiary, Lowara S.p.A., entered into a financial contract with a major Italian insurance company. The proceeds from short-term loans were invested in long-term insurance certificates to take advantage of tax rate differentials. At December 31, 1993, carrying value approximates fair value.


4.   Property, Plant and Equipment

Major classes of property, plant and equipment consist of the following:


December 31,                                               1993           1992

       Land and buildings                              $ 51,605       $ 52,049
       Machinery and equipment                          310,460        301,715

                                                        362,065        353,764
          Less accumulated depreciation                 213,092        199,178
                                                       $148,973       $154,586


5.    Stock Option Plans

The Company has two stock option plans from which key employees may be granted options to purchase shares of the Company's common stock at 100% of the market price on the date of grant.

A maximum of 1,500,000 shares was authorized to be granted under the 1988 Stock Incentive Plan during the period ending May 1998. Grants for 678,947 shares were outstanding at December 31, 1993, of which 172,226 shares were exercisable at that date. An additional 153,481 shares were granted in January 1994.

A maximum of 1,000,000 shares was authorized to be granted under the 1981 Incentive Stock Option Plan during the period ended April 1992. Grants for 251,022 shares were outstanding at December 31, 1993, of which 214,320 were exercisable at that date.

                                      Page 30 of 54
<F50>
The following table summarizes stock option activity for the three years ended December 31, 1993:

                                                                Price Range
                                                 Shares          Per Share

Outstanding, January 1, 1991                   940,529         $15.00 - 24.63


       Granted                                 210,433         $15.50 - 23.88
       Exercised                              (205,864)        $15.00 - 19.88
       Cancelled                               (45,854)        $15.50 - 24.13


Outstanding, December 31, 1991                 899,244         $15.00 - 24.63

       Granted                                 236,330         $23.25 - 24.63
       Exercised                              (225,607)        $15.00 - 24.63
       Cancelled                               (34,972)        $15.50 - 24.13


Outstanding, December 31, 1992                 874,995         $15.00 - 24.63

       Granted                                 233,579         $23.63 - 25.00
       Exercised                               (78,740)        $15.00 - 24.13
       Cancelled                               (99,865)        $18.13 - 24.88


Outstanding, December 31, 1993                 929,969         $15.00 - 25.00









                                        Page 31 of 54
<F50>
6.  Debt and Credit Agreements

Debt consists of the following:


December 31,                                            1993          1992

      Foreign overdrafts and short-term loans
          4.19%-13.50%, due currently                 $26,911       $9,795

      Foreign notes payable
          4.0%-9.0%, due 1994-2006                      8,671        7,822

      Unsecured committed line of credit
          Variable, due 1994 (3.75% at
          December 31, 1993)                            9,520        7,647

      Industrial revenue bonds
          5.0%, due 1994-2006                           1,632        1,769
          Variable, due 2009 (3.1%
          at December 31, 1993)                         1,850        2,587

      Revolving credit agreement
          Variable, expires 1994 (3.39%
          at December 31, 1993)                         5,000       20,000

      Unsecured committed credit facility
          3.39%, due 1995                               7,869           --

      Term loans
          7.18%, due 1996-2000                         20,000           --
          4.125%, due 1993                                 --       10,000

      Other borrowings
          4.18% (weighted average), due 1994-2007       5,447        4,480

      Capital leases
          10.51% (weighted average), due 1994-1996        452        1,166


     Total                                             87,352       65,266

     Less payments due within one year                 48,493       24,379


                                                      $38,859      $40,887


The Company has $25,480 of unused short-term committed credit lines available with U.S. banks at money market rates of interest. Foreign subsidiaries have unused short-term credit lines available at prevailing interest rates in the amount of $30,591.

The Company obtained Industrial Development Revenue Bond Financing to purchase, renovate, and expand certain facilities. Additionally, the bonds are collateralized by certain property.

The Revolving Credit Agreement permits borrowing up to $30,000, at the Company's election, under several interest rate options, which are reflective of current rates. The highest level of revolving credit borrowings during 1993 was $30,000; 1992 - $27,500; 1991 - $12,000. Borrowings under this agreement averaged $22,927 for 1993, with a weighted average interest rate of 3.45%; 1992 - $16,400, at 4.1%; 1991 - $3,000, at 6.41%.

The Company borrowed funds through a $10,000 unsecured committed credit facility in 1993 to finance the import of product from its Italian subsidiary. At December 31, 1993, the Company had borrowed $7,869, which is to be repaid in 1995.

The $10,000 Term Loan came due and was repaid in 1993. On August 3, 1993 the Company borrowed $20,000 on a long-term note. The balance of the note has


                                    Page 32 of 54

<F50>
been classified as long-term debt in the accompanying consolidated balance sheets since principal repayment commences in 1996.

The Company's borrowing agreements impose certain financial restrictions. The Company was in compliance with these restrictions at December 31, 1993.

Debt maturities during the next five years are $48,493 in 1994, $9,405 in 1995, $5,533 in 1996, $4,384 in 1997, and $4,933 in 1998.


7.  Commitments

The Company has various noncancellable lease agreements for sales offices, warehouses, computers, and other equipment. Total rental expense for the years ended December 31, 1993, 1992, and 1991 was $5,010, $4,913, and $5,188,
respectively. Future minimum rental payments at December 31, 1993, are as follows:

        1994            $3,046                      1997              $  997
        1995             1,992                      1998                 814
        1996             1,217                      1999 and after     1,755


8.  Financial Instruments

Off-Balance-Sheet Risk. As part of its currency hedging, the Company utilizes forward exchange and option contracts to minimize the impact of currency fluctuations on transactions. The Company and its subsidiaries held contracts for $10,042 and $7,966 at December 31, 1993 and 1992, respectively, for the purchase or sale of Canadian and other currencies. The fair value of these financial instruments is estimated based on quoted market prices for similar contracts at December 31, 1993 and 1992, respectively. The unrealized gain on these contracts at December 31, 1993 and 1992, is $96 and $214, respectively.

At December 31, 1993 and 1992, the Company has letters of credit outstanding totalling $5,356 and $4,899, respectively, which guarantee various trade activities. The contract amount of the letters of credit is a reasonable estimate of the fair value since the value for each is fixed over the life of the commitment.

No material loss is anticipated due to nonperformance by counterparties to these agreements.

Concentrations of Credit Risk. Financial instruments that potentially subject the Company to concentrations of credit risk, as defined by SFAS No. 105, consist principally of temporary cash investments and trade receivables. The Company places its temporary cash investments with credit-worthy financial institutions and limits the amount of credit exposure to any one financial institution. The Company actively evaluates the credit worthiness of the financial institutions with which it invests. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers constituting the Company's customer base and their dispersion across different businesses and geographic areas. Letters of credit are the principal security obtained to support lines of credit or negotiated contracts when the financial strength of a customer is not considered sufficient. At December 31, 1993 and 1992, the Company had no significant concentrations of credit risks.

Fair Value. At December 31, 1993 and 1992, the Company's long-term debt carrying value is a reasonable estimate of its fair value since interest rates are based on prevailing market rates.

At December 31, 1993 and 1992, the Company held a note receivable from Wheatley TXT Corporation for $4,000, and $5,000, respectively. The non-current portion of the note receivable is included in other assets. The carrying amount at December 31, 1993 and 1992, respectively, which represents the face value of the note receivable, is a reasonable estimate of its fair value. The interest rate is variable and during 1993 and 1992, the Company recognized $248 and $310, respectively, of interest income on this note.


                                    Page 33 of 54
<F50>
9.  Non-recurring Charges

Restructuring Charge. During 1992, the Company recorded the impact of a restructuring program designed to reduce costs, improve operating efficiencies, and increase shareholder value. The program included $2,940 related to the early retirement of employees. In addition, $3,360 resulted from the relocation of certain product lines and the centralization of contract engineering for high-specification products to better meet customer requirements. The aggregate restructuring program costs are shown as a separate line item in the accompanying consolidated statement of earnings and resulted in an after-tax charge of $3,900 ($.19 per share) in 1992. During 1993, the restructuring program was substantially completed.

Environmental Provision. In 1991, the Company recorded a $2,000 provision for estimated environmental costs. This charge reflects anticipated costs to monitor and remediate an inactive Company landfill site in Seneca Falls, New York. At December 31, 1993, the balance of this reserve was $1,735. The remediation is expected to occur through late 1995 or early 1996, and the Company does not currently expect any additional material expenses in future years associated with this site.

Extraordinary Charge. During December 1991, the Company called for the early redemption of the $25,000 - 9.875% Convertible Subordinated Debentures, which had been due in 2006. Of this amount, $24,895 was redeemed at the call price of 103.292%, and the remaining amount of $105 was converted into 3,923 shares of common stock at the conversion price of $26.75 per share. The redemption premium (net of applicable income tax benefit of $313) has been classified as an extraordinary charge of $557, in the accompanying consolidated statements of earnings.

10.  Income Taxes

  The components of the provision for income taxes are as follows:

                                                  1993       1992      1991

Current:
   Federal (U.S.)                              $ 6,049    $11,363   $13,760
   State                                         1,565      2,544     2,843
   Foreign                                       4,825      6,375     5,992

Deferred:
   Federal (U.S.)                               (2,548)    (6,119)   (3,243)
   State                                            (5)      (905)     (644)
   Foreign                                         955        718     1,296


    Provision for income taxes                 $10,841    $13,976   $20,004


Reconciliations of the U.S. statutory tax rate with the effective tax rates reported for continuing operations are as follows:

                                                 1993       1992      1991


U.S. statutory rate                              35.0%      34.0%     34.0%

Foreign taxes in excess of U.S. statutory
  rate                                            6.1        7.6       3.9
State taxes-net                                   2.9        3.0       3.3
U.S. benefits of foreign sales corporation       (2.0)      (1.5)      (.5)
Deferred income tax rate changes                 (2.2)        --        --
International tax restructuring and
  recapitalization                               (4.1)        --        --
Other-net                                        (4.2)      (4.1)     (1.7)

   Effective tax rate                            31.5%      39.0%     39.0%





                                    Page 34 of 54
<F50>
The components of the total net deferred tax asset at December 31, 1993 and 1992 under SFAS No. 109 are as follows:

                                                        1993       1992

Deferred tax assets:
  Postretirement benefits other than pensions          $19,517    $17,986
  Other nondeductible liabilities and reserves           4,054      3,195
  Tax credit carryforwards                               2,589        905
  Workers' compensation and other claims                 2,488      1,439
  Accrued vacation pay                                   2,191      2,162
  Deferrals under state jurisdictions-net                1,839      1,880
  Deferrals under foreign jurisdictions                  1,448      1,925
  Pension benefits                                       1,240      1,326
  Miscellaneous                                            384        662
  Inventories                                              775      1,444
    Gross deferred tax assets                           36,525     32,924

Valuation allowance for deferred tax assets             (1,782)      (905)

Deferred tax liabilities:
  Property, plant and equipment                        (10,895)   (10,334)
  Deferrals under foreign jurisdictions                 (5,701)    (6,951)
  Other assets and miscellaneous                        (4,111)    (3,307)
  Deferred gain on Wheatley Gaso transactions             (748)      (909)
    Gross deferred tax liabilities                     (21,455)   (21,501)


    Net deferred tax asset                             $13,288    $10,518

   The components of the deferred tax provision (benefit) under APB11 from continuing operations for 1991 are as follows:

                                                                       1991

Depreciation and amortization                                      $(1,616)
Reserves and accruals                                               (1,061)
Deferred gain on Wheatley Gaso transactions                         (1,090)
Deferrals under foreign jurisdictions                                1,296
Other-net                                                             (120)


    Deferred income tax provision (benefit)                        $(2,591)

Earnings before income taxes resulting from non-U.S. operations for 1993, 1992, and 1991 are $10,359, $13,412, and $15,745, respectively.

As discussed in Note 1, the Company adopted SFAS No. 109 as of January 1, 1992. The cumulative effect of this accounting change for income taxes is not significant and hence, prior years' financial statements have not been restated to apply the provisions of SFAS No. 109.

The Company and its domestic subsidiaries file a consolidated U.S. federal income tax return. Such returns have been audited and settled through the year 1989.

The valuation allowance for deferred tax assets increased by $877 in 1993.

At December 31, 1993, the Company has foreign tax credit carryforwards of $2,589 that will expire at the end of the following years if not otherwise utilized: $174 -1995, $216 - 1996, $354 - 1997, and $1,845 - 1998.


11. Employee Benefit Plans

    Pension Plans

The Company has several defined benefit pension plans covering substantially all domestic employees. Plans covering salaried exempt employees provide pension benefits based upon final average salary and years of service.



                                    Page 35 of 54
<F50>
Benefits to other employees are based on a fixed amount for each year of service. During the fourth quarter of 1992, the Company offered an early retirement program to employees meeting certain age and service requirements. The additional expense has been recorded as part of the 1992 net pension cost shown below. The cost of this program is included in the restructuring costs recorded by the Company (see Note 9). The Company's funding policy is to contribute annually an amount that falls within the range determined to be deductible for federal income tax purposes. Plan assets consist primarily of listed stocks and bonds.

Net pension cost for 1993, 1992, and 1991 includes the following components:

                                              1993        1992         1991

     Service cost                             $ 3,668      $2,815       $2,189
     Interest cost                              6,968       5,965        5,294
     Actual return on plan assets             (11,447)     (6,442)     (11,822)
     Net amortization and deferral              4,562        (128)       6,210
     Early retirement plan                         --       2,940           --

        Net pension cost                      $ 3,751      $5,150       $1,871

The following table sets forth the plans' funded status and the amounts recognized in the Company's consolidated financial statements:

                                                  Plans where              Plans where
                                                assets exceed              accumulated
                                                  accumulated                 benefits
                                                     benefits            exceed assets
December 31,                                 1993        1992          1993       1992


Actuarial present value of
  benefit obligations:

     Vested benefit obligation            $43,344     $51,761       $38,196    $14,704

     Accumulated benefit obligation       $44,898     $53,862       $41,374    $16,073

      Projected benefit obligation         $56,012     $67,485       $42,343    $16,929

Plan assets at fair value                  52,019      65,824        35,608     14,782

Plan assets less than projected
  benefit obligation                        3,993       1,661         6,735      2,147

Unrecognized net gain or (loss)             2,607       3,970        (2,746)      (309)
Unrecognized prior service cost              (534)     (4,305)       (5,976)    (2,640)

Unrecognized net asset                        934       2,864         2,316        780

Adjustment required to recognize
  minimum liability                            --          --         6,410      1,405
  Accrued pension liabilities             $ 7,000     $ 4,190        $6,739     $1,383


In determining the actuarial present value of the projected benefit obligation, the weighted average discount rate was 7.5% and 8.5% as of December 31, 1993, and 1992, respectively; the rate of increase in future compensation levels was 5% as of December 31, 1993, and 6% as of December 31, 1992; and the expected long-term rate of return on assets was 9% as of December 31, 1993 and 1992.

As is required by SFAS No. 87, "Employers' Accounting for Pensions," for plans where the accumulated benefit obligation exceeds the fair value of plan assets, the Company has recognized in the accompanying consolidated balance sheets the minimum liability of the unfunded accumulated benefit obligation as a long-term liability with an offsetting intangible asset and equity adjustment, net of tax impact. As of December 31, 1993 and 1992, this minimum


                                    Page 36 of 54
<F50>
liability amounted to $6,410 and $1,405, respectively. The adoption of these provisions had no impact on net earnings or cash flow.

The Company's wholly owned subsidiary, Lowara S.p.A., is required by Italian law to provide a lump sum severance payment to personnel upon termination of employment. The amounts are subject to annual revaluation on the basis of indices. The provision for employee severance amounted to $1,873 in 1993, $2,059 in 1992, and $1,905 in 1991, resulting in total reserve balances of $7,772 at December 31, 1993, $8,334 at December 31, 1992, and $7,666 at
December 31, 1991. This reserve reflects the amounts accrued at year-end for each employee in accordance with the law and labor contracts.


Postretirement Benefits Other Than Pensions

In addition to providing pension benefits, the Company and its subsidiaries provide certain health care and life insurance benefits for retired employees. Certain domestic employees may become eligible for these benefits if they retire from the Company with 10 years of service and have reached age 55. The benefit amount is determined based on the age and length of service of the employee at retirement. The plan is currently unfunded, and the Company has the right to modify or terminate the plan in the future.

In the fourth quarter of 1992, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," requiring the accrual method of accounting for these benefits effective January 1, 1992.
As permitted by SFAS No. 106, the Company elected to recognize the transition obligation as of the adoption date. The Company restated 1992 first quarter operations to record a pre-tax charge of $47,978 ($29,746 after-tax or $1.42 per share) as a cumulative effect of an accounting change at that date.

Net postretirement benefit cost for 1993 and 1992 includes the following components:

                                                            1993       1992
Service cost on benefits earned during the period         $1,440     $2,073
Interest cost on accumulated benefit obligation            4,026      4,251
Amortization of plan amendments                             (598)        --

  Net postretirement benefit cost                         $4,868     $6,324


Retirement medical costs decreased primarily due to cost reductions resulting from amendments to Company-sponsored medical plans. The unamortized amounts for plan amendments, set forth in the table below, represent the accumulated cost reductions resulting from these amendments. The amortization of these amounts will reduce retirement medical costs over the next 14 years. Under the prior accounting method, 1991 retirement medical costs were $1,047.

The accumulated postretirement benefit obligation, included in the accompanying consolidated balance sheets, is comprised of the following:

                                                           1993      1992

Retirees                                                 $25,869    $17,579
Active, eligible employees                                 5,434      9,606
Active, non-eligible employees                            19,132     25,639
Unrecognized gain (loss)                                  (3,007)        76
Unrecognized prior service cost                            8,362         --
  Accrued postretirement benefit obligation              $55,790    $52,900


The December 31, 1992, accrued postretirement benefit obligation was remeasured effective January 1, 1993, to reflect actual experience for 1992 and a plan amendment that was not known at the beginning of 1992. The accrued postretirement benefit obligation was determined using a weighted average discount rate of 8.75% and a medical care cost trend rate of 13%. In determining the accrued postretirement benefit obligation as of December 31, 1993, a weighted average discount rate of 7.75% and a medical care cost trend rate of 12% were used. The medical care cost trend rates used in the



                                    Page 37 of 54
<F50>
actuarial computations were reduced by 1% per year to 5% and 5.5% by 2001 as of December 31, 1993, and 1992, respectively. The effect of a one percentage point increase in the assumed medical care cost trend rate would have increased the 1993 and 1992 net postretirement benefit cost by $925 and $1,162, respectively, and the accrued postretirement benefit obligation at December 31, 1993 and 1992, by $6,400 and $7,261, respectively.


Postemployment Benefits

In the fourth quarter of 1993, the Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits," requiring the accrual method of accounting for certain of these benefits effective January 1, 1993. The Company restated 1993 first quarter operations to record a pre-tax charge of $1,579 ($1,026 after-tax or $.05 per share) as a cumulative effect of accounting change at that date. Previously, the Company recognized postemployment benefit costs when paid. The annual incremental cost of adopting SFAS No.112 is immaterial on an on-going basis.












                                     Page 38 of 54
<F50>
12.  Major Market Segment Information

The Company operates in two major market segments, Industrial Products and Water Technologies. The Industrial Products segment produces and sells pumps used in various industries including pulp and paper, chemical processing, petrochemical, food and beverage, oil, mining, municipal, and electric utility and provides parts and repair services for various types of pumps and other rotating equipment. The Water Technologies segment produces and sells pumps for residential, farm, irrigation, and commercial/light industrial use. Intersegment sales and sales between geographic areas are not material.

                                                                   1993 1          1992             1991
Net sales:
  Industrial Products                                          $316,125         $337,317         $346,013
  Water Technologies                                            239,567          221,586          220,553
  Total net sales                                              $555,692         $558,903         $566,566
Operating earnings:
  Industrial Products                                          $ 18,497         $ 23,847          $36,102
  Water Technologies                                             21,122           21,369           23,803
  Total operating earnings                                   39,619           45,216           59,905
General corporate expenses                                        5,631            5,871            5,805
Interest expense-net                                              3,494            3,591            4,126
Other (income)-net                                               (3,921)             (75)          (1,318)
Earnings before income taxes,
extraordinary charge, and cumulative
effect of accounting changes                                   $ 34,415         $ 35,829         $ 51,292

Identifiable assets:
  Industrial Products                                          $219,129         $223,533         $214,282
  Water Technologies                                            186,991          161,720          153,858
  Investments, including investments in affiliates                12,774           12,735           13,572
  General corporate assets                                       19,608           20,769           14,153
    Total assets                                               $438,502         $418,757         $395,865

Geographic Areas:
Net sales:
  United States                                                $404,014         $398,252         $407,911
  Europe                                                         95,569          105,642          106,696
  Other foreign                                                  56,109           55,009           51,959
    Total net sales                                            $555,692         $558,903         $566,566

Operating earnings:
  United States                                                $ 28,575         $ 29,101         $ 43,498
  Europe                                                          7,196            9,273           10,495
  Other foreign                                                   3,848            6,842            5,912
    Total operating earnings                                     39,619           45,216           59,905
General corporate expenses                                        5,631            5,871            5,805
Interest expense-net                                              3,494            3,591            4,126
Other (income)-net                                               (3,921)             (75)          (1,318)
Earnings before income taxes,
extraordinary charge, and cumulative
effect of accounting changes                                   $ 34,415         $ 35,829         $ 51,292

Identifiable assets:
  United States                                                $258,780         $238,879         $235,532
  Europe                                                        108,918          107,717           99,916
  Other foreign                                                  38,422           38,657           32,692
  Investments, including investments in affiliates               12,774           12,735           13,572
  General corporate assets                                       19,608           20,769           14,153
    Total assets                                               $438,502         $418,757         $395,865

Other Information              Depreciation                  Property Additions                    Export Sales

                         1993 (1)   1992       1991      1993 (1)    1992       1991      1993 (1)  1992       1991

Industrial Products   $14,474    $14,630    $14,044   $11,414     $25,818    $29,156   $51,894    $48,290     $46,192
Water Technologies      9,952      8,842      8,488    13,100      13,433      9,352    10,316      9,914       6,571
Corporate                 362        347        286       136         753        249        --         --          --
                   $24,788    $23,819    $22,818   $24,650     $40,004    $38,757   $62,210 (2)$58,204     $52,763

<F54>
1  Prior to 1993, the Ag Turbine portion of the Vertical Products Division in Texas was part of the Industrial Products
   Group.  In 1993, it became part of the Water Technologies Group.

2  Represents sales from the United States to external customers in Europe, the Middle East, and Africa of $21,521;
   Latin America of $19,903; Asia-Pacific of $18,882; and other foreign locations of $1,904.

                                    Page 39 of 54
<F50>
13.  Quarterly Financial Data
     (Unaudited)

Quarter ending             3/31/93      6/30/93      9/30/93     12/31/93        Year

Net sales                  $124,402     $152,424     $149,895     $128,971     $555,692
Gross profit                 35,568       44,524       43,161       33,065      156,318
Earnings before cumulative
  effect of accounting
  change                      3,406        8,208        8,591        3,369       23,574
Cumulative effect of
  accounting change          (1,026)          --           --           --       (1,026)

Net earnings                  2,380        8,208        8,591        3,369       22,548


Net earnings (loss) per share:
Earnings before cumulative
  effect of accounting
  change                        .16         .39          .41         .16         1.12
Cumulative effect of
  accounting change            (.05)         --           --          --          (.05)
Net earnings per share          .11         .39          .41         .16         1.07
Dividends per share             .20         .20          .20         .20          .80


Quarter Ending              3/31/92      6/30/92     9/30/92     12/31/92        Year

Net sales                  $134,911     $147,550    $147,479     $128,963    $558,903
Gross profit                 42,495       46,186      45,014       39,641     173,336
Earnings before cumulative
  effect of accounting
  change                      7,017        7,598       7,611         (373)     21,853
Cumulative effect of
  accounting change         (29,746)          --          --           --     (29,746)

Net earnings (loss)         (22,729)       7,598       7,611         (373)     (7,893)


Net earnings (loss) per share:
Earnings before cumulative
  effect of accounting
  change                        .34          .36         .36         (.02)       1.04
Cumulative effect of
  in accounting change        (1.42)          --          --           --       (1.42)
Net earnings (loss)
  per share                   (1.08)         .36         .36         (.02)       (.38)
Dividends per share             .20          .20         .20          .20         .80









                                          Page 40 of 54
<F50>
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURE

None.


                                      Part III


ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Pages 1 through 3 of the Proxy Statement contain information concerning directors which is incorporated herein by reference. Information concerning executive officers is included in Part I of this Form 10-K Annual Report, following Item 1.


ITEM 11.      EXECUTIVE COMPENSATION

Pages 3, 4, and 8 through 14 of the Proxy Statement contain information concerning executive compensation which is incorporated herein by reference.


ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Pages 2, 3, and 8 of the Proxy Statement contain information concerning ownership of the Company's common stock which is incorporated herein by reference.


ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Page 9 of the Proxy Statement contains information concerning transactions with directors and others which is incorporated herein by reference.



                                       Part IV



ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  (1)  Financial Statements:

             The financial statements of the Company are included in Part II,
             Item 8.


                                                             Page in
                                                            Form 10-K

     (2)  Independent Auditors' Report on Financial
             Statement Schedules                                44

             The following schedules are included in this Form 10-K Annual Report:

             V - Property, Plant and Equipment                  45

             VI - Accumulated Depreciation of Property,
             Plant and Equipment                                46

             VIII - Valuation and Qualifying Accounts           47

             IX - Short-term Borrowings                         48

             X - Supplementary Income Statement Information     49



                                    Page 41 of 54
<F50>
          All other Financial Statement Schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements.

(b)  Reports on Form 8-K:

     No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1993.

(c) Exhibits:

     Exhibit Number                  Description of Exhibits

    (3) Articles of Incorporation and By-Laws:

     * Restated Certificate of Incorporation filed May 6, 1985. Incorporated by reference to Exhibit 19 to Form 10-Q for the period ending June 30, 1985.

     * By-Laws. Incorporated by reference to Appendix C of the 1984 Proxy Statement.

     * Amendment to the Certificates of Incorporation, incorporated by reference from the Company's definitive Proxy Statement for its Annual Meeting of Stockholders held on May 4, 1988, copies of which were filed with the Commission on April 11, 1988, wherein said amendment is identified as exhibit (B).

     * Amendment to the Certificate of Incorporation as filed by the Delaware Secretary of State on May 31, 1989 (Exhibit (a), Form 10-Q for the quarter ended June 30, 1989).

     * Amendment to the Company's By-Laws, incorporated by reference from the Company's definitive Proxy Statement for its Annual Meeting of Stockholders held on May 4, 1988, copies of which were filed with the Commission on April 11, 1988, wherein said amendment is identified as exhibit (C).


     (10) Material Contracts:
    (iii) Compensatory Plans for Officers:

     * Goulds Pumps, Incorporated 1994 Incentive Plan to Increase Stockholder Value, effective on date approved by Stockholders of the Company (filed as Exhibit A on page 19 of Proxy Statement dated March 31, 1994).

     * Goulds Pumps, Incorporated 1994 Stock Option Plan for Non-Employee Directors, effective on date approved by Stockholders of the Company (filed as Exhibit B on page 35 of Proxy Statement dated March 31,
          1994).

     * Goulds Pumps, Incorporated Supplemental Executive Pension Plan, effective January 1, 1992 (filed as Exhibit 10 on page 29 of Form 10-K for year ended December 31, 1991).

     * Goulds Pumps, Incorporated Senior Executive Severance Agreement, effective May 12, 1983 (Exhibit 19, Form 10-Q for quarter ended June 30, 1983).

     * Goulds Pumps, Incorporated Investment and Stock Ownership Plan (filed on May 8, 1984, Form S-8, Registration Statement No. 2-90969).

     * Goulds Pumps, Incorporated Revised Incentive Stock Option Plan, effective March 19, 1987 (Form S-8 Registration Statement No. 2-78145, filed on June 25, 1982. Appendices No. 1 and No. 2 to the prospectus filed with SEC on June 8, 1983 and May 8, 1987 respectively).


                                    Page 42 of 54
<F50>
     * Goulds Pumps, Incorporated Stock Purchase Plan for Employees (Form S-8 Registration Statement No. 2-64530, filed on May 21, 1979).

     * Goulds Pumps, Incorporated 1988 Stock Incentive Plan (Form S-8 Registration Statement No. 33-22902 filed on July 5, 1988).

     (11) Computation of Earnings Per Share:
           See page 50 of this Annual Report on Form 10-K.

     (22) Subsidiaries of the Registrant:
          See page 51 of this Annual Report on Form 10-K.

     (23) Consents of Experts and Counsel:
          For Consent of Independent Auditors see page 52 of this Annual Report on Form 10-K.

     All other exhibits are omitted because they are not applicable or the required information is shown elsewhere in this Annual Report on Form 10-K.

     *    Incorporated herein by reference as indicated.


                                    UNDERTAKINGS


     The Company, being the registrant under Registration Statement Nos. 2-64847, 2-64530, 2-78145, 2-90969, and 33-22902 on Form S-8, currently on file with the Securities and Exchange Commission, hereby undertakes as follows, which undertaking shall be incorporated by reference into such Registration Statements:

     Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the registrant, the registrant has been advised that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.








                                    Page 43 of 54
<F50>




INDEPENDENT AUDITORS' REPORT


Goulds Pumps, Incorporated:



We have audited the consolidated balance sheets of Goulds Pumps, Incorporated and its subsidiaries as of December 31, 1993 and 1992 and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1993, and have issued our report thereon dated January 26, 1994; such report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedules of Goulds Pumps, Incorporated and its subsidiaries, listed in Item 14(a)2. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.




s/Deloitte & Touche
Deloitte & Touche

Rochester, New York
January 26, 1994











                                   Page 44 of 54
<F50>

                                                               Schedule V


                  GOULDS PUMPS, INCORPORATED AND CONSOLIDATED SUBSIDIARIES
                         SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                    FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 and 1991
                                       (IN THOUSANDS)

                      BALANCE   ADDITIONS                 OTHER CHANGES-   BALANCE
                 AT BEGINNING          AT    RETIREMENTS    ADD (DEDUCT)    AT END
CLASSIFICATION        OF YEAR        COST                       (1)        OF YEAR


1993
  Land.........      $  6,559      $     0       $    0       $   (726)     $  5,833
  Buildings....        45,490        1,774          195         (1,297)       45,772
  Machinery and
   Equipment...       301,715       22,876        2,807        (11,324)      310,460

     TOTAL           $353,764      $24,650       $3,002       $(13,347)     $362,065


1992
  Land.........      $  6,533      $   354       $   26       $  (302)     $  6,559
  Buildings....        41,978        3,053          107           566        45,490
  Machinery and
   Equipment...       274,179       36,598        4,768        (4,294)      301,715

     TOTAL           $322,690      $40,005       $4,901       $(4,030)     $353,764


1991
  Land.........      $  5,841      $ 1,132       $    9       $  (431)     $  6,533
  Buildings....        38,195        4,208          110          (315)       41,978
  Machinery and
   Equipment...       250,893       33,417        8,016        (2,115)      274,179

     TOTAL           $294,929      $38,757       $8,135       $(2,861)     $322,690



(1)  Represents the following:
                                                       1993         1992          1991

    Currency translation effect                         $(13,347)     $(4,030)      $(6,147)
    Amortization of Lowara Purchase
       Adjustment                                            -0-          -0-         3,286
                                                        $(13,347)     $(4,030)      $(2,861)










                                        Page 45 of 54
<F50>


                                                                       Schedule VI

                  GOULDS PUMPS, INCORPORATED AND CONSOLIDATED SUBSIDIARIES
           SCHEDULE VI - ACCUMULATED DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT
                    FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 and 1991
                                       (IN THOUSANDS)

                      BALANCE   ADDITIONS                 OTHER CHANGES-   BALANCE
                 AT BEGINNING  CHARGED TO    RETIREMENTS    ADD (DEDUCT)    AT END
CLASSIFICATION        OF YEAR      INCOME                       (1)        OF YEAR



1993
  Buildings.....     $ 15,752     $ 1,622       $    157       $  (769)    $ 16,448
  Machinery and
   Equipment....      183,426      23,166          2,640        (7,308)     196,644

     TOTAL           $199,178     $24,788        $ 2,797       $(8,077)    $213,092


1992
  Buildings.....     $ 14,306     $ 1,512       $     61       $    (5)    $ 15,752
  Machinery and
   Equipment....      167,617      22,307          4,051        (2,447)     183,426

     TOTAL           $181,923     $23,819        $ 4,112       $(2,452)    $199,178


1991
  Buildings.....     $ 12,835     $ 1,401       $     52       $   122     $ 14,306
  Machinery and
   Equipment....      153,603      21,417          7,001          (402)     167,617

     TOTAL           $166,438     $22,818        $ 7,053       $  (280)    $181,923





(1)  Represents the following:
                                                    1993          1992         1991

      Currency translation effect                $(8,077)      $(2,452)     $(3,566)

      Amortization of Lowara Purchase Adjustment     -0-          -0-       3,286
                                                $(8,077)      $(2,452)     $  (280)







                                       Page 46 of 54
<F50>


                                                                  Schedule VIII



                     GOULDS PUMPS, INCORPORATED AND CONSOLIDATED SUBSIDIARIES
                        SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                       FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                          (IN THOUSANDS)



                                BALANCE      ADDITIONS                  BALANCE
                           AT BEGINNING     CHARGED TO     DEDUCTIONS    AT END
                                OF YEAR     INCOME (2)         (1)      OF YEAR



Allowance for Doubtful
Accounts, Deducted from
Trade Receivables:

         1993...........         $2,408       $  814      $1,045          $2,177

         1992...........         $3,009       $  472      $1,073          $2,408

         1991...........         $2,815       $1,110      $  916          $3,009








(1)  Accounts written off, less recoveries.

(2)  Includes impact of foreign currency translations.











                                       Page 47 of 54
<F50>

                                                                     Schedule IX

                  GOULDS PUMPS, INCORPORATED AND CONSOLIDATED SUBSIDIARIES
                           SCHEDULE IX - SHORT-TERM BORROWINGS (1)
                    FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 and 1991
                                       (IN THOUSANDS)



                           WEIGHTED                         AVERAGE        WEIGHTED
CATEGORY OF                  AVERAGE                    OUTSTANDING         AVERAGE
  AGGREGATE    BALANCE      INTEREST          HIGHEST       BALANCE        INTEREST
 SHORT-TERM     AT END       RATE AT        MONTH-END        DURING     RATE DURING
 BORROWINGS    OF YEAR   END OF YEAR          BALANCE      THE YEAR        THE YEAR
                                 (4)                              (2)          (3)(4)



Year 1993
Notes Due:
  U.S.            $14,520       3.6%             $21,297           $14,551            3.6%
  Non-U.S.        $26,911       7.9%             $26,911           $17,797            7.8%


Year 1992
Notes Due:

  U.S.             $7,647       4.0%             $14,766            $7,957            4.7%
  Non-U.S.         $9,795      13.9%             $ 9,795            $6,248           10.5%


Year 1991
Notes Due:

  U.S.             $5,176       5.0%             $ 9,808            $3,093            6.5%
  Non-U.S.         $5,274      11.0%             $17,662            $9,916           10.9%







<F54>
(1) Short-term borrowings include unsecured committed lines of credit, foreign overdrafts and short-term loans.

(2)   Computed by multiplying month-end principal balances by the number of days in each month and dividing by the number of days in the year.

(3) Computed by dividing the actual short-term interest expense by the average short-term debt outstanding.

(4)   Excludes the effect of short-term borrowings in the highly inflationary economy of Venezuela.







                                       Page 48 of 54
<F50>
                                                                     Schedule X



                  GOULDS PUMPS, INCORPORATED AND CONSOLIDATED SUBSIDIARIES
                   SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
                 FOR THE THREE YEARS ENDED DECEMBER 31, 1993, 1992, and 1991
                                       (IN THOUSANDS)




                                       Charged to Costs and Expenses

    Item                               1993         1992         1991

    Maintenance and Repairs          $15,128      $12,517      $14,302

    Depreciation and Amortization
     of intangible assets,
     pre-operating costs and
     similar deferrals                    *            *           *

    Taxes, other than payroll and
     income taxes                         *            *           *

    Royalties                             *            *           *

    Advertising costs                     *            *           *






    *  Less than 1% of total sales.








                                       Page 49 of 54
<F50>

                                      EXHIBIT 11



               GOULDS PUMPS, INCORPORATED AND CONSOLIDATED SUBSIDIARIES

                           COMPUTATION OF EARNINGS PER SHARE

                         (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                                       1993         1992         1991

a.  Net earnings (loss) - as reported......................................         $22,548      $(7,893)     $30,731
b.  Decrease in interest expense (net of tax benefit) based upon issuance
    of all shares of common stock under Deferred Common Stock Agreement....        $    --      $    --      $    --

c.  Restated net earnings (loss) (a + b)...................................         $22,548      $(7,893)     $30,731

d.  Actual weighted average number of shares outstanding...................          21,126       21,027       20,781

e.  Primary earnings (loss) per share based on actual average shares
    outstanding  (c / d) (1)................................................         $ 1.07     $   (.38)     $  1.48

f.  Shares exercisable under outstanding dilutive options..................            925          495          725

g.  Proceeds assuming exercise of outstanding dilutive options.............        $20,164     $  9,070      $12,969


    Reinvestment of proceeds under "Treasury Stock Method":

h.  Average market price per share during each year or market price at
    year-end (whichever is higher).........................................         $ 24.88     $ 24.63      $ 23.25

i.  Shares to be acquired (g / h)..........................................             810         368          558
j.  Net increase in outstanding shares relative to stock options (f - i)...             115         127          167

k.  Adjusted weighted average shares outstanding (d + j)...................          21,241       21,154      20,948

l.  Earnings (loss) per share assuming exercise of
    outstanding options (c / k)............................................         $  1.06      $  (.37)    $  1.47

m.  Dilutive (Anti-dilutive) effect on earnings (loss) per share (e - l) (2)         $   .01      $  (.01)    $   .01


<F54>
(1)Earnings per share information is based on weighted average number of shares of common stock outstanding during each year.  No effect has been given to options outstanding under the Company's Stock Option Plans as no material dilutive effect would result from the exercise of these options.

(2)This calculation is submitted in accordance with Securities Exchange Act of 1934 Release No. 9038 although not required by APB Opinion No. 15 since no material dilutive effect would result from the exercise of these options.










                         Page 50 of 54
<F50>




                                     EXHIBIT 22



All subsidiaries of Goulds Pumps, Incorporated listed below are included in the consolidated financial statements.


                                                          State or Country
                                               Ownership      Incorporated
Subsidiary                                    Percentage      or Organized

Bombas Goulds de Mexico, S.A. de C.V........       100       Mexico
Bombas Goulds de Venezuela, C.A.............       100       Venezuela
Environamics Corp...........................       100       Delaware
Goulds Pumps Ag.............................        96       Switzerland
Goulds Pumps (Asia), Ltd....................       100       Hong Kong
Goulds Pumps Australia......................       100       Australia
Goulds Pumps B.V............................       100       Netherlands
Goulds Pumps Canada, Inc....................       100       Canada
Goulds Pumps DISC, Inc......................       100       New York
Goulds Pumps Delaware, Inc..................       100       Delaware
Goulds Pumps Europe B.V.....................       100       Netherlands
Goulds Pumps Financial Services.............       100       Ireland
Goulds Pumps International, Inc. (a DISC)...       100       Delaware
Goulds Pumps Korea Co. Ltd..................       100       South Korea
Goulds Pumps (N.Y.), Inc....................       100       New York
Goulds Pumps (Phil.), Inc...................       100       Philippines
Goulds Pumps (Singapore) PTE, Ltd...........       100       Singapore
Goulds Pumps (Taiwan) Co. Ltd...............       100       Taiwan
Goulds Pumps Trading Corp...................       100       Delaware
Goulds Pumps World Sales, Ltd. (a FSC)......       100       Guam
Goulds Pumps World Sales (V.I.) Ltd.........       100       U.S. Virgin Islands
Goulds Pumps Worldwide, Inc.................       100       Delaware
Lowara B.V..................................       100       Netherlands
Lowara Belgium, S.A.........................       100       Belgium
Lowara France S.A...........................       100       France
Lowara, Gmbh................................        90       Germany
Lowara S.p.A................................       100       Italy
Lowara UK Ltd...............................        90       United Kingdom
Marka S.p.A.................................       100       Italy
Morris Pumps International, Inc. (a DISC)...       100       New York
West Virginia Pump and Supply...............       100       West Virginia
World Pump, Srl.............................       100       Italy
World Pump Slovenia DoO.....................       100       Slovenia


The Company also has equity investments in Oil Dynamics, Inc., a 50 percent owned corporation incorporated in Oklahoma and Nanjing Goulds Pumps Limited Co., of China, a 45 percent owned joint venture. Lowara Co., Ltd. of Osaka, Japan is a 54.8% owned joint venture which Lowara S.p.A. maintains with Tsurumi Company of Japan.








                                    Page 51 of 54
<F50>




                                     EXHIBIT 23






Independent Auditors' Consent




Goulds Pumps, Incorporated:


We consent to the incorporation by reference in Registration Statement No.s' 2-64847, 2-64530, 2-78145, 2-90969 and 33-22902 of Goulds Pumps, Incorporated
and its subsidiaries on Forms S-8 of our reports dated January 26, 1994, appearing in this Annual Report on Form 10-K of Goulds Pumps, Incorporated and its subsidiaries for the year ended December 31, 1993.


s/Deloitte & Touche
Deloitte & Touche

Rochester, New York
March 30, 1994















                                    Page 52 of 54
<F50>





                                      SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Goulds Pumps, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             GOULDS PUMPS, INCORPORATED




                                        By:      s/Stephen V. Ardia
                                                   Stephen V. Ardia
                                         (President, Chief Executive Officer
                                                  and Director)



Date:   March 18, 1994














                                     Page 53 of 54
<F50>
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.





   s/Robert L. Tarnow                                  March 18, 1994
     Robert L. Tarnow                                       Date
     (Chairman of the Board and Director)




   s/Stephen V. Ardia                                  March 18, 1994
     Stephen V. Ardia                                       Date
     (President, Chief Executive Officer
     and Director)




   s/John P. Murphy                                   March 18, 1994
     John P. Murphy                                        Date
     (Vice President and
     Chief Financial Officer)




   s/Peter Oddleifson                                March 18, 1994
     Peter Oddleifson                                     Date
     (Director)




   s/Melvin Howard                                   March 18, 1994
     Melvin Howard                                        Date
     (Director)




   s/Arthur M. Richardson                            March 18, 1994
     Arthur M. Richardson                                 Date
     (Director)




   s/William R. Fenoglio                             March 18, 1994
     William R. Fenoglio                                  Date
     (Director)




Listed below are those directors not mentioned above:

                           William W. Goessel
                           Barbara B. Lucas
                           Thomas C. McDermott
                           James C. Miller








                                     Page 54 of 54