Form 10-Q
period 1994-03-31
GOULDS PUMPS INC
filed 1994-05-16
CIK 42791

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

(Mark One)
   [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended March 31, 1994
                               OR
   [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
           For the transition period
           from.............to..............

   Commission file number 0-684

                      GOULDS PUMPS, INCORPORATED
       (Exact name of registrant as specified in its charter)

           Delaware                                15-0321120
(State or other Jurisdiction of               (I.R.S. Employer
  Incorporation or Organization)               Identification No.)


           240 Fall Street, Seneca Falls, New York 13148
              (Address of principal executive offices)
                           (Zip Code)


                           (315) 568-2811
       (Registrant's telephone number, including area code)



       (Former name, former address and former fiscal year,
                   if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.      Yes   X       No


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     As of April 29, 1994, 21,173,613 shares of $1 par value common stock were outstanding.





                          Page 1 of 19
<F50>

                   GOULDS PUMPS, INCORPORATED

                              INDEX



                                                               PAGE

                      PART I - FINANCIAL INFORMATION



Item 1.     Condensed Consolidated Balance Sheets -
            March 31, 1994 and December 31, 1993..............   3

            Condensed Consolidated Statements of Earnings -
            Three Months Ended March 31, 1994 and 1993........   4

            Condensed Consolidated Statements of Cash Flows -
            Three Months Ended March 31, 1994 and 1993........   5

            Notes to Condensed Consolidated Financial
            Statements........................................ 6-7


Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations..... 8-12




                       PART II - OTHER INFORMATION



Item 1.     Legal Proceedings................................ 13-15

Item 4.     Submission of Matters to a Vote of Security
              Holders........................................  16

Item 5.     Other Information................................  17

Item 6.     Exhibits and Reports on Form 8-K................. 17-18


            Signature......................................... 19











                          Page 2 of 19
<F50>
Condensed Consolidated Balance Sheets
Goulds Pumps, Incorporated                            March 31,   December 31,
(In thousands)                                            1994           1993
                                                     (Unaudited)      (Audited)

  ASSETS
  Current assets:
   Cash and cash equivalents                          $ 11,097       $  7,153
   Receivables - net                                   117,492        109,637
   Inventories                                         112,096        106,185
   Deferred tax asset                                   13,598         13,557
   Prepaid expenses and other current assets            12,818         11,115
     Total current assets                              267,101        247,647

  Property, plant and equipment - net                  144,958        148,973
  Investments, including investments in
    affiliates                                          18,625         18,848
  Deferred tax asset                                     4,873          5,031
  Other assets                                          18,915         18,003

                                                      $454,472       $438,502

  LIABILITIES AND SHAREHOLDERS' EQUITY
  Current Liabilities:
   Notes payable                                      $ 33,256       $ 41,571
   Current portion of long-term debt                    32,531          6,922
   Trade payables                                       39,846         34,726
   Compensation and commissions                         13,822         16,519
   Income taxes payable                                  2,091             21
   Dividends payable                                     4,235          4,231
   Deferred tax liability                                1,147          1,257
   Other                                                27,270         32,686
     Total current liabilities                         154,198        137,933

  Long-term debt                                        38,843         38,859
  Pension                                               16,850         16,905
  Other postretirement benefit obligation               53,986         53,418
  Deferred tax liability and other                       4,226          4,186


  SHAREHOLDERS' EQUITY:
   Common stock - $1.00 par value; authorized
   90,000,000; issued and outstanding
   21,173,613 and 21,153,966 shares,
   respectively                                         21,174         21,154
   Additional paid-in capital                           57,336         57,044
   Retained earnings                                   121,513        120,415
   Cumulative translation adjustments and other        (13,654)       (11,412)

     Total shareholders' equity                        186,369        187,201

                                                      $454,472       $438,502



See Accompanying Notes to Condensed Consolidated Financial Statements.





                        Page 3 of 19
<F50>

Condensed Consolidated Statements of Earnings (Unaudited)
Goulds Pumps, Incorporated
(In thousands except per share data)



                                   Three Months Ended March 31,
                                             1994         1993(1)



Net sales                                $139,205     $124,402


Cost and expenses
Cost of sales                              99,231       88,834
Selling, general and
  administrative expenses                  27,466       28,611
Research and development expenses           2,235        1,676
Earnings from investments and
  affiliates                                 (475)        (659)
Interest expense                            1,462        1,070
Interest income                              (424)        (361)
Other (income) expense - net                1,039         (307)



Earnings before income taxes
  and cumulative effect of accounting
  change                                    8,671        5,538
Income taxes                                3,338        2,132


Earnings before cumulative effect
  of accounting change                      5,333        3,406

Cumulative effect of accounting
  change, net of income tax benefit            --       (1,026)
Net earnings                             $  5,333     $  2,380

Net earnings per share
  Earnings before cumulative
    effect of accounting change          $    .25     $    .16
  Cumulative effect of accounting change       --         (.05)

Net earnings per common share            $    .25     $    .11

Dividends per common share               $    .20     $    .20


Weighted average shares
  outstanding (in thousands)               21,164       21,094


See Accompanying Notes to Condensed Consolidated Financial Statements.

(1) Restated for adoption of SFAS 112 as of January 1, 1993.










                  Page 4 of 19
<F50>


Condensed Consolidated Statements of Cash Flows (Unaudited)
Goulds Pumps, Incorporated                        Three Months Ended March 31,
(In Thousands)                                        1994          1993 (1)
OPERATING ACTIVITIES:
Net earnings                                       $ 5,333       $ 2,380
Adjustments to reconcile net earnings to net cash
  applied to operations:
Depreciation                                         6,480         6,026
Amortization                                           277           248
Cumulative effect of change in accounting principle     --         1,579
Earnings from affiliates                              (475)         (659)
Increase (decrease) in deferred tax liability          158          (800)
Decrease (increase) in deferred tax asset               44          (735)
Increase in receivables-net                         (9,038)       (8,224)
Increase in inventories                             (7,201)      (10,068)
Increase (decrease) in trade payables, accrued
 expenses and other                                 (2,166)          990
Other - net                                          1,465           128
  Net cash applied to operating activities          (5,123)       (9,135)

INVESTING ACTIVITIES:
Capital additions                                   (3,348)       (5,987)
Purchases of other assets                           (1,680)         (889)
  Net cash applied to investing activities          (5,028)       (6,876)

FINANCING ACTIVITIES:
Proceeds from long-term debt                         2,131        15,823
Payments on long-term debt                            (273)         (564)
Increase in short-term borrowings                   16,343         8,231
Proceeds from issuance of common stock                 312           659
Dividends paid                                      (4,231)       (4,215)
  Net cash provided by financing activities         14,282        19,934

Effect of exchange rate changes on cash               (187)         (709)
Increase in cash and cash equivalents                3,944         3,214
Cash and cash equivalents:
  Beginning of period                                7,153        13,681
  End of period                                    $11,097       $16,895



See Accompanying Notes to Condensed Consolidated Financial Statements.

(1)  Restated for adoption of SFAS 112 as of January 1, 1993.




                        Page 5 of 19
<F50>
Goulds Pumps, Incorporated    Form 10-Q
Part I, Item 1


      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to fairly present the Company's financial position as of March 31, 1994 and the results of operations and cash flows for the three months ended March 31, 1994 and 1993. All such adjustments are of a normal recurring nature. The results of operations for the three month period ended March 31, 1994 are not necessarily indicative of the results to be expected for the entire year of 1994.

   The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the 1993
   Annual Report on Form 10-K which is incorporated by reference.


2. Four lawsuits were filed against the Company in April and May of 1994 arising from the sales of submersible pumps with brass or bronze components. See Part II, Item 1. "Legal Proceedings" on pages 13 through 15 of this report for a detailed discussion of these suits. Based on the Company's assessment of these lawsuits which are currently in very early stages, no provision has been made for any losses in the accompanying financial statements.


3. The consolidated financial statements for the first three quarters of 1993 have been restated to reflect the adoption as of January 1, 1993, of Statement of Financial Accounting Standards (SFAS) 112, Employers' Accounting for Postemployment Benefits.

   SFAS 112 requires employers to recognize the cost of certain postemployment benefits using the accrual method of accounting. The cumulative effect of this accounting change decreased 1993 earnings after taxes by $1.0 million or $.05 per share. The annual incremental cost of adopting SFAS 112 is immaterial on an ongoing basis.


4. Supplemental Schedule of Cash Flow Information (in thousands):

                                        For the three months ended,
                                    March 31, 1994   March 31, 1993
   Interest paid                       $1,829           $  922
   Income taxes paid                      976            3,017






                          Page 6 of 19
<F50>
Goulds Pumps, Incorporated    Form 10-Q
Part I, Item 1


  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)


5. Net income per share of common stock is based upon the weighted average number of shares of common stock outstanding during the period. No effect has been given to options outstanding under the Company's Stock Option Plans as no significant dilutive effect would result from the exercise of these options. See
   Exhibit XI on page 18 of 19.

6. Inventories were as follows (in thousands):

                                       March 31,  December 31,
                                            1994          1993
                                     (Unaudited)     (Audited)

   Raw Materials                       $ 33,356      $ 31,927
   Work-in-Process                       51,257        49,062
   Finished Goods                        58,363        55,863

   Inventories Valued at FIFO           142,976       136,852
   LIFO Allowance                       (30,880)      (30,667)
   Inventories Less LIFO Allowance     $112,096      $106,185


7. Summarized unaudited financial information for Oil Dynamics, Inc., a 50%-owned joint venture which has a fiscal year ended
   October 31, and hence is recorded with a two-month reporting lag, is as follows (in thousands):

                                   For the three months ended,
                                     January 29,   January 30,
                                            1994          1993

   Net Sales                             $14,279       $12,888
   Gross Profit                            4,102         4,246
   Net Earnings                              935         1,292









                          Page 7 of 19
<F50>
Goulds Pumps, Incorporated     Form 10-Q
Part I, Item 2


Management's Discussion and Analysis of Financial Condition and
Results of Operations


Overview

     The Company's first quarter 1994 results reflected record first quarter shipments, an orders increase of 7.3% and a 56.6%
increase in net earnings compared to the first quarter of 1993 before an accounting change.

     First quarter net sales were a record $139.2 million, up 11.9% from $124.4 million for the first quarter of 1993. This increase was due to record first quarter shipment levels at the Water Technologies Group (WTG) and the Engineered Products Division (EPD), the Company's largest division. Earnings per share for the quarter were $.25 compared to $.16 in 1993, before the cumulative effect of a change in accounting principle. After the cumulative effect of the change in accounting principle, earnings per share were $.11 in the first quarter of 1993.

     Total orders received for the first quarter were $135.8 million versus $126.5 million last year, an increase of 7.3%.
WTG reported an 18.1% increase in orders over the first quarter of last year while EPD repair parts orders levels, traditionally an indicator of positive trends in future business activity, increased 14.6%. Backlog decreased to $96.0 million from $100.0 million at December 31, 1993, and also decreased compared to backlog of $100.2 million at the end of the first quarter of 1993. This slight decrease in backlog is due to the record first quarter shipments levels.

     In other areas of significance, four lawsuits were filed against the Company in April and May of 1994 arising from the sales of submersible pumps with brass or bronze components. See
Part II, Item 1. "Legal Proceedings" on pages 13 through 15 of this report for a detailed discussion of these suits. In addition to the referenced discussion, it is still possible that second quarter sales revenues of submersible pumps and the earnings of the division could be affected, although the Company expects high demand for its new stainless steel pumps which were introduced nationally during the first week of May, one month earlier than previously scheduled.

     The improving economy and capital spending trends have increased quotation activity and create a positive outlook for orders. These factors when combined with the Company's internal initiatives --- such as the introduction of new products, productivity gains from CATS II, and the cost reductions --- have yielded increased sales and earnings in the first quarter of 1994. The Company expects that the operational initiatives noted will continue throughout 1994. Additionally, order trends continue to be strong in April and early May of 1994.


                         Page 8 of 19
<F50>
Goulds Pumps, Incorporated     Form 10-Q
Part I, Item 2


Management's Discussion and Analysis of Financial Condition and
Results of Operations (continued)


Results of Operations

     The following table indicates the percentage relationships of earnings and expense items included in the Condensed
Consolidated Statements of Earnings for the quarters ended March
31, 1994 and 1993 and the related percentage change in those items.

As a Percentage of Total Net Sales             Percentage Change

1994       1993(1)                             1994  vs.  1993(1)
100.0%     100.0%  Net sales                        11.9%
 71.3       71.4   Cost of sales                    11.7
 19.7       23.0   SG&A expenses                    (4.0)
  1.6        1.3   R&D expenses                     33.4
                   Earnings from investments
  (.3)       (.5)    and affiliates                (27.9)
  1.1         .9   Interest expense                 36.6
  (.3)       (.3)  Interest income                  17.5
   .7        (.2)  Other (income) expense - net     N.M.

                   Earnings before income taxes
                     and cumulative effect of
  6.2        4.4     accounting change              9.8
  2.4        1.7   Income taxes                    56.6
                   Earnings before cumulative
  3.8        2.7     effect of accounting change   56.6
                   Cumulative effect of change
   --        (.8)    in accounting principle     (100.0)
  3.8%       1.9%  Net earnings                   124.1%


(N.M. = Not Meaningful)

(1)  Restated for adoption of SFAS 112 as of January 1, 1993.


     The increase in sales of $14.8 million in the first quarter as compared to the prior year is composed of a $3.9 million or a 5.3% increase in Industrial Products Group sales and a $10.9 million or 21.7% increase in Water Technologies Group sales. The Industrial Products Group (IPG) sales increase was the result of record first quarter EPD shipments level as EPD was able to drive down the delinquencies that resulted from the fourth quarter 1993 systems implementation, demonstrating that many of these issues have been resolved. For Water Technologies Group, sales at WTG-America (Water Systems Division) increased 34.3% while sales at WTG-Europe (Lowara S.p.A.) reflected a 3.7% increase on a



                         Page 9 of 19
<F50>
Goulds Pumps, Incorporated Form 10-Q
Part I, Item 2


Management's Discussion and Analysis of Financial Condition and
Results of Operations (continued)


translated basis when compared to first quarter 1993 results. On a local currency basis, WTG - Europe's sales increased 23.3% over 1993 first quarter results. Increased WTG business activity levels have resulted from the introduction of new products with related market share gains; the weaker lire making Italian products more price attractive in other European countries; marketing initiatives and a stronger economy in the United States.

     Gross margin as a percentage of sales remained relatively constant at 28.7% for the first quarter of 1994 compared to 28.6% for the first quarter of 1993. The Industrial Products Group gross profit percentage increased slightly to 29.1% in 1994 from 29.0% for the first quarter 1993. While the gross margin percentage at our largest division, the Engineered Products Division, remained relatively stable, decreases were noted at the Vertical Products Division in California as the sales mix shifted to a lower proportion of higher margin parts. This decline was offset by margin improvements at the Slurry Pump Division, due to favorable product mix and increased volume. The Water Technologies Group's gross profit percentage also increased slightly from 28.0% for the first quarter of 1993 to 28.2% for the first quarter of 1994. This increase is largely attributable to improved performance by the Texas Turbine Division offsetting declines in WTG-America's gross profit percentage due to unfavorable product mix.

     As a percentage to sales, SG&A expenses were 19.7% for the first three months of 1994 compared to 23.0% for the same period a year ago, reflecting the Company's efforts to contain costs through workforce reductions and the restructuring program implemented during 1993. Also reducing reported SG&A in 1994 is the favorability associated with the translation of WTG-Europe expenses.

     Research and development (R&D) expenses increased 33.4% when compared to the first quarter of 1993. The higher level of R&D expenses in the first quarter of 1994 relates primarily to the acquisition of Environamics whose patented hermetically sealed pump will be introduced later in 1994. In May 1994, the Company introduced the Model GS stainless steel submersible pump, produced by WTG, one month earlier than previously scheduled. In 1994, the Company expects to continue to invest in new product development as well as in enhancements to existing products at a higher level than last year in order to improve its competitive position in the industry.





                         Page 10 of 19
<F50>
Goulds Pumps, Incorporated Form 10-Q
Part I, Item 2


Management's Discussion and Analysis of Financial Condition and
Results of Operations (continued)


     Interest expense increased $.4 million in the first three months of 1994 as compared to the first quarter 1993. This increase was anticipated and resulted from the drawdown of a previously arranged long-term financing agreement at a higher interest rate (see Liquidity and Capital Resources) and overall higher debt levels. Interest income remained relatively constant period over period.

     Earnings from investments and affiliates decreased $.2 million for the first quarter of 1994 compared to the same period in 1993. This decrease is primarily due to Goulds' share of the 1994 earnings of Oil Dynamics, Inc. (ODI), a 50%-owned joint venture. ODI's financial results in the second quarter and the remainder of the year will be significantly impacted by the lack of Russian financing availability which occurred near the end of the quarter and currently remains in that status.


Liquidity and Capital Resources

     As reflected on the Condensed Consolidated Statements of Cash Flows, $14.3 million of cash generated by net financing activities combined with a $.2 million negative translation effect was utilized to fund $5.0 million of net investing activities and $5.1 million of net operating activities while increasing cash and cash equivalents by $3.9 million.

     Significant items impacting cash flow from operating activities in 1994 include a $9.0 million increase in receivables-net due to the high level of first quarter shipments and extended payment terms on certain international shipments; and a $7.2 million increase in inventories primarily at WTG Divisions to support new product introductions such as the Model GS series introduced in May 1994.

     In the first three months of 1994, capital additions were $3.3 million. Significant projects included equipment additions and upgrades at domestic and international locations. The
Company expects to spend approximately $25 - $30 million in total capital expenditures for the year.

     The Company expects that debt levels by the end of 1994 will be consistent with those at December 31, 1993. Based on a financing agreement entered into in December 1992, the Company borrowed $20.0 million on August 3, 1993 at a fixed interest rate of 7.18% payable semi-annually. Principal payments are required in equal annual installments at the end of the third through seventh years. Proceeds from this loan were used to refinance a



                         Page 11 of 19
<F50>
Goulds Pumps, Incorporated Form 10-Q
Part I, Item 2


Management's Discussion and Analysis of Financial Condition and
Results of Operations (continued)


$10.0 million Term Loan due in August 1993 and other short-term debt. Additionally, the Company intends to replace its $30.0 million Revolving Credit Agreement, which will expire on October 31, 1994. The Company believes cash from operations and available credit facilities are sufficient to meet its liquidity needs during 1994.

     Cumulative translation adjustments on the accompanying consolidated balance sheet at March 31, 1994 were $13.7 million compared to $11.4 million at December 31, 1993, reflecting the continued weakening of the Italian lira and the Canadian dollar against the U.S. dollar experienced since the fourth quarter of 1992.


Orders and Backlog

     For the first quarter of 1994 orders were a record $135.8 million, a 7.3% increase when compared to orders for the first quarter of 1993 of $126.5 million. This increase in orders is composed of a $9.3 million or 18.1% increase in WTG orders while IPG orders remained relatively constant year over year. EPD orders for the first quarter 1994 increased 6.1%, with repairs parts orders increasing 14.6% over first quarter 1993. Repair parts orders have traditionally served as a barometer of future business activity. The Water Technologies Group orders level increases have resulted from the introduction of new products with related market share gains, improvements at the Texas Turbine division and WTG-Asia/Pacific, and a stronger U.S. economy.

     Backlog has decreased from $100.2 million at March 31, 1993 to $96.0 million at March 31, 1994. Industrial Products Group backlog decreased $4.2 million to a total backlog of $90.9 million at the end of the first quarter while Water Technologies Group backlog levels were consistent with last year. Backlog decreased $4.0 million from the December 31, 1993 level of $100.0 million.













                         Page 12 of 19
<F50>
Goulds Pumps, Incorporated    Form 10-Q
Part II, Item 1


                      PART II.  Other Information



Item 1.  Legal Proceedings

     The following is a description of the current status of several legal actions affecting the Company that relate to submersible water pumps which contain some brass or bronze components (the "Subject Pumps").

     As reported in the Company's Annual Report on Form 10-K for its fiscal year ended December 31, 1993, on February 22, 1994, the Company was served with a copy of a sixty day notice given by the Environmental Defense Fund ("EDF") and the Natural Resources Defense Council ("NRDC") to the Attorney General of California and other California officials, alleging that the Company and certain other submersible pump manufacturers were in violation of a California statute known as Proposition 65, which prohibits the knowing discharge, into sources of drinking water, of chemicals (including lead) known to the State of California to cause cancer or reproductive toxicity and requires a warning if individuals there are being knowingly and intentionally exposed to such chemicals. Under Proposition 65, EDF and NRDC were permitted to commence litigation if the California officials did not do so within 60 days after such notice.

     On April 15, 1994, the Company entered into a Stipulation with the California Attorney General pursuant to which, among other things, the action commenced by the Attorney General (described below) is to be consolidated with an action commenced by EDF and NRDC (described below). In addition, under the Stipulation, the Company undertook not to ship for sale in California or permit the sale in California of any Subject Pumps that are within its possession or control, unless warnings of possible lead exposure are provided in a manner to be agreed upon with the Attorney General.

     On April 18, 1994, both the Attorney General of California and EDF and NRDC filed separate complaints in the Superior Court of the State of California for Alameda County against the Company and certain other submersible pump manufacturers, alleging the unlawful discharge of lead into sources of drinking water through leaching from Subject Pumps manufactured by the Company and such other manufacturers, as well as failure to warn consumers of potential exposures to lead. The complaint filed by the State of California by its Attorney General alleges that the Company and the other defendants have violated Proposition 65 and California's Unfair Competition Act. The complaint filed by EDF and NRDC, on their own behalf and on behalf of their members and the general public, alleges that, acting in concert with the




                         Page 13 of 19
<F50>
Goulds Pumps, Incorporated    Form 10-Q
Part II, Item 1


           PART II.  Other Information (continued)



other defendants, the Company has violated the California Unfair Competition Act by violating Proposition 65 and other California statutes. The claims asserted in the complaints cover various periods of time, the earliest of which commences on February 27, 1988. The complaints seek, among other remedies, civil penalties, restitution to customers, disgorgement of revenues and establishment of a fund for medical monitoring of persons allegedly exposed to lead by the defendants' Subject Pumps, as well as a preliminary and permanent injunction against manufacturing, distributing, selling or advertising for sale in California the Subject Pumps and requiring the provision of warnings to consumers and users. The California statutes alleged to have been violated may result in maximum civil penalties of $2,500 per day for each violation.

     Also on April 18, 1994, the U.S. Environmental Protection Agency (the "EPA"), issued a statement advising homeowners utilizing Subject Pumps to have their drinking water tested for lead content. The EPA also advised that, if the pump had been installed within the last year, bottled water should be drunk while waiting for test results.

     On April 19, 1994, the Company temporarily suspended all sales of its Subject Pumps. The Company subsequently determined to permanently cease sales of Subject Pumps in California, although the Company has resumed sales of its Subject Pumps outside of California.

     The complaints filed by EDF, NRDC and the California Attorney General and the EPA's statement referred to the above are based upon laboratory testing commissioned by EDF and NRDC. The pump model manufactured by the Company that was tested contained brass or bronze components which have lead as an ingredient. The Company no longer manufactures any submersible pumps with components containing lead as an ingredient although inventories of previously manufactured pumps continue to be sold (except in California). The Company does not believe that the laboratory testing reflects actual well conditions, and it is not aware of any field studies demonstrating that any of its pumps leach lead into drinking water in amounts that would exceed the Federal standards applicable to public water systems.

     On April 28, 1994, a complaint was filed against the Company and its President in Federal District Court for the Western District of New York, alleging violations of U.S. securities laws and common law fraud. The complaint seeks certification of a class of plaintiffs consisting of all purchasers of the Company's




                         Page 14 of 19
<F50>
Goulds Pumps, Incorporated    Form 10-Q
Part II, Item 1


           PART II.  Other Information (continued)


common stock during the period March 29, 1993, through April 20, 1994, inclusive. The complaint alleges that the Company and its President made false and misleading statements during such period regarding the Company's compliance with environmental laws and its financial prospects, inflating the price of the Company's common stock. The complaint seeks, among other remedies, damages in an unspecified amount allegedly suffered by members of the putative class from a decrease in the market price of the Company's common stock on April 20, 1994, after the filing of the Proposition 65 actions and the EPA announcement described above.

     On May 3, 1994, a complaint was filed against the Company in the Superior Court of Washington for King County, alleging a class action against the Company on behalf of all persons who have purchased and currently own Subject Pumps manufactured by the Company that are used in wells. The complaint seeks certification of two plaintiff classes, a nationwide class and a State of Washington class; not included within the class definition are persons who may seek recovery for personal injury. The complaint alleges that the Company's Subject Pumps discharge lead into residential drinking water in breach of various express and implied warranties, as well as claims based on theories of strict liability and violation of Washington's statute concerning unfair business practices. The complaint seeks, among other remedies, a preliminary and permanent injunction forbidding the discharge or release of chemicals known to cause cancer and reproductive toxicity into a source of drinking water and prohibiting exposure to the Company's products without providing warnings, restitution to customers, the other remedial actions by the Company, civil penalties and damages in unspecified amount.

     In view of the publicity surrounding the Proposition 65 litigation and the EPA's statement on April 18, 1994, and the ensuing litigation recently commenced against the Company, additional litigation may be commenced against the Company based on allegations similar to those described above. The Company intends to vigorously defend all of the pending litigation described above, as well as any additional lead-related litigation that may be commenced, but no assurance can be given as to the ultimate outcome of such litigation or its impact on the Company. If the Company were ultimately determined to be liable for the damages alleged in such litigation, the claims against the Company could be very substantial. However, all pending lead-related litigation is at a very preliminary stage and it is not possible at this time for the Company to quantify any potential civil penalties, damages and other relief sought by the various plaintiffs or to determine the extent of its liability, if any.



                         Page 15 of 19
<F50>
Goulds Pumps, Incorporated    Form 10-Q
Part II, Item 4


           PART II.  Other Information (continued)


Item 4.  Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Stockholders was held on May 4, 1994. Stockholders elected ten Directors nominated in the March 31, 1994 Proxy Statement, incorporated herein by reference, to hold office until the next Annual Meeting of stockholders. Additionally, stockholders ratified the appointment of Deloitte & Touche as the Company's independent certified public accountants for the next year, approved the 1994 Incentive Plan to Increase Stockholder Value, and the 1994 Incentive Plan for Non-Employee Directors. Results of stockholder voting are as follows:

1.   Election of Directors          Votes For     Votes Withheld

     Stephen V. Ardia              18,332,220        480,879
     William R. Fenoglio           18,519,169        293,930
     William W. Goessel            18,508,568        304,531
     Melvin Howard                 18,430,749        382,350
     Barbara B. Lucas              18,516,548        296,551
     Thomas C. McDermott           18,504,413        308,686
     James C. Miller III           18,520,372        292,727
     Peter Oddleifson              18,509,813        303,286
     Arthur M. Richardson          18,502,498        310,601
     Robert L. Tarnow              18,513,728        299,371

2.   Proposal to Approve the 1994 Incentive Plan to Increase
     Stockholder Value:

          Votes          Votes          Votes          Broker
           For          Against      Abstaining      Non-votes
       14,913,308      2,550,895       124,241       1,224,655

3.   Proposal to Approve the 1994 Incentive Plan for Non-Employee
     Directors:

          Votes          Votes          Votes          Broker
           For          Against      Abstaining      Non-votes
       15,388,522      2,053,282       211,068       1,160,227

4.   Proposal to Ratify the Appointment of Deloitte & Touche as
     Independent Certified Public Accountants for 1994:

          Votes          Votes          Votes          Broker
           For          Against      Abstaining      Non-votes
        18,679,338        47,218        86,543          N/A





                         Page 16 of 19
<F50>
Goulds Pumps, Incorporated    Form 10-Q
Part II, Items 5 and 6


           PART II.  Other Information (continued)



Item 5.  Other Information

     As disclosed in previous SEC filings, the Company recorded a $2.0 million provision in the fourth quarter of 1991 for estimated environmental costs. This charge reflects anticipated costs to monitor and remediate an inactive Company landfill site in Seneca Falls, New York. At March 31, 1994, the remaining reserve was $1.7 million. The remediation is expected to occur through late 1995 or early 1996 and the Company does not currently expect any additional material expenses in future years associated with this site.


Item 6.  Exhibits and Reports on Form 8-K

     (a)         Exhibit XI.  (Earnings Per Share Computation)

     (b) No reports on Form 8-K were filed for the three months ended March 31, 1994.

<F50>
                        EXHIBIT XI

  GOULDS PUMPS, INCORPORATED AND CONSOLIDATED SUBSIDIARIES
              COMPUTATION OF EARNINGS PER SHARE
            (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        March 31,   March 31,
                                                            1994        1993 (3)
a.  Net earnings                                           $ 5,333     $ 2,380

b.  Decrease in interest expense (net of tax benefit)
    based upon issuance of all shares of common stock
    under Deferred Common Stock Agreement                  $    --     $    --

c.  Restated net earnings (a + b)                          $ 5,333     $ 2,380

d.  Actual weighted average number of shares outstanding    21,164      21,094

e.  Primary earnings per share based on actual average
    shares outstanding  (c / d) (1)                        $   .25      $  .11

f.  Shares exercisable under outstanding options             1,052         813

g.  Proceeds assuming exercise of outstanding options      $23,465     $16,825

    Reinvestment of proceeds under "Treasury Stock Method":

h.  Average market price per share during each quarter or
    market price at quarter-end (whichever is higher)      $ 25.04     $ 24.57

i.  Shares to be acquired (g / h)                              937         685

j.  Net increase in outstanding shares relative to stock
    options (f - i)                                            115         128

k.  Adjusted weighted average shares outstanding (d + j)    21,279      21,222

l.  Earnings per share assuming exercise of outstanding
    options (c / k)                                        $   .25     $   .11

m.  Dilutive (Anti-dilutive) effect on earnings per
    share (e - l) (2)                                      $    --     $    --



(1)Earnings per share information is based on weighted average number of shares of common stock outstanding during each period. No effect has been given to options outstanding under the Company's Stock Option Plans as no material dilutive effect would result from the exercise of these options.


(2)This calculation is submitted in accordance with Securities Exchange Act of 1934 Release No. 9038 although not required by APB Opinion No. 15 since no material dilutive effect would result from the exercise of these options.


(3)Restated for adoption of SFAS 112 as of January 1, 1993.











                        Page 18 of 19
<F50>

                            SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       GOULDS PUMPS, INCORPORATED
                                               (Registrant)




Date: May 12, 1994
                                      S/John P. Murphy
                                      Vice President - Finance
                                      (Mr. Murphy is the Chief
                                      Financial Officer and has
                                      been duly authorized to sign
                                      on behalf of the registrant.)



































                          Page 19 of 19