Form 10-Q
period 1994-06-30
GOULDS PUMPS INC
filed 1994-08-12
CIK 42791

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

(Mark One)
   [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended June 30, 1994
                               OR
   [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

  For the transition period from..............to..............

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

    As of July 29, 1994, 21,174,363 shares of $1 par value common stock were outstanding.





                          Page 1 of 16
<F50>



                   GOULDS PUMPS, INCORPORATED

                              INDEX



                                                              PAGE

                 PART I - FINANCIAL INFORMATION


Item 1.     Condensed Consolidated Balance Sheets -
            June 30, 1994 and December 31, 1993...............   3

            Condensed Consolidated Statements of Earnings -
            Three Months Ended June 30, 1994 and 1993
            Six Months Ended June 30, 1994 and 1993...........   4

            Condensed Consolidated Statements of Cash Flows -
            Six Months ended June 30, 1994 and 1993...........   5

            Notes to Condensed Consolidated Financial
            Statements........................................  6-7


Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations..... 8-13




                   PART II - OTHER INFORMATION


Item 1.     Legal Proceedings.................................  14


Item 5.     Other Information.................................  14


Item 6.     Exhibits and Reports on Form 8-K..................14-15


            Signature.........................................  16










                          Page 2 of 16
<F50>
Condensed Consolidated Balance Sheets
Goulds Pumps, Incorporated
                                                       June 30,   December 31,
                                                           1994           1993
(In thousands)                                       (Unaudited)     (Audited)


 ASSETS
  Current assets:
   Cash and cash equivalents                         $ 11,719        $  7,153
   Receivables - net                                  129,761         109,637
   Inventories                                        121,182         106,185
   Deferred tax asset                                  13,955          13,557
   Prepaid expenses and other current assets           13,863          11,115
     Total current assets                             290,480         247,647

  Property, plant and equipment - net                 145,905         148,973
  Investments, including investments in
    affiliates                                         19,358          18,848
  Deferred tax asset                                    4,381           5,031
  Other assets                                         17,607          18,003

                                                     $477,731        $438,502

 LIABILITIES AND SHAREHOLDERS' EQUITY
  Current Liabilities:
   Notes payable                                     $ 35,428        $ 41,571
   Current portion of long-term debt                   32,823           6,922
   Trade payables                                      50,248          34,726
   Compensation and commissions                        16,763          16,519
   Income taxes payable                                 2,401              21
   Dividends payable                                    4,235           4,231
   Deferred tax liability                               1,230           1,257
   Other                                               28,532          32,686
     Total current liabilities                        171,660         137,933

  Long-term debt                                       37,539          38,859
  Pension                                              17,809          16,905
  Other postretirement benefit obligation              54,527          53,418
  Deferred tax liability and other                      4,052           4,186


  SHAREHOLDERS' EQUITY:
   Common stock - $1.00 par value; authorized
   90,000,000; issued and outstanding
   21,174,363 and 21,153,966 shares,
   respectively                                        21,174          21,154
   Additional paid-in capital                          57,347          57,044
   Retained earnings                                  123,592         120,415
   Cumulative translation adjustments and other        (9,969)        (11,412)


     Total shareholders' equity                       192,144         187,201

                                                     $477,731        $438,502







  See Accompanying Notes to Condensed Consolidated Financial Statements.







                        Page 3 of 16
<F50>
Condensed Consolidated Statements of Earnings (Unaudited)
Goulds Pumps, Incorporated
(In Thousands Except Per Share Data)

                                Three Months Ended         Six Months Ended
                                          June 30,              June 30,(1)
                                1994          1993         1994        1993


Net sales                      $150,191   $152,424      $289,396   $276,826
Cost and expenses:
 Cost of sales                  105,085    107,900       204,316    196,734
 Selling, general and
  administrative expenses        30,925     29,692        58,391     58,303
 Research and development
  expenses                        2,822      1,707         5,057      3,383
 Earnings from investments
  and affiliates                   (227)    (1,530)         (702)    (2,189)
 Interest expense                 1,667      1,560         3,129      2,630
 Interest income                   (349)      (703)         (773)    (1,064)
 Other expense                      117        452         1,156        145


Earnings before income taxes
 and cumulative effect of
 accounting change               10,151     13,346        18,822     18,884
Income taxes                      3,837      5,138         7,175      7,270

Earnings before cumulative
 effect of accounting change      6,314      8,208        11,647     11,614
Cumulative effect of accounting
 change, net of income tax
 benefit                             --         --            --     (1,026)

Net earnings                   $  6,314   $  8,208      $ 11,647   $ 10,588

Net earnings per common share:
  Earnings before cumulative
   effect of accounting change $    .30    $   .39      $    .55    $   .55
  Cumulative effect of
   accounting change                 --         --            --       (.05)

Net earnings per
  common share                 $    .30    $   .39      $    .55    $   .50

Dividends per
 common share                  $    .20    $   .20      $    .40   $    .40

Weighted average shares
 outstanding (in thousands)      21,174     21,120        21,169     21,107


See Accompanying Notes to Condensed Consolidated Financial Statements.


(1)   Restated for adoption of SFAS 112 as of January 1, 1993.














                        Page 4 of 16
<F50>
Condensed Consolidated Statements of Cash Flows (Unaudited)
Goulds Pumps, Incorporated

                                                     Six Months Ended June 30,
(In Thousands)                                           1994          1993(1)

OPERATING ACTIVITIES:
Net earnings                                          $11,647       $10,588
Adjustments to reconcile net earnings to net
  cash provided by (applied to) operations:
Depreciation                                        12,648        12,409
Amortization                                           616           518
Cumulative effect of change in accounting principle     --         1,579
Earnings from affiliates                              (702)       (2,189)
Dividends received from affiliates                      --         1,000
Decrease in deferred tax liability                     (65)         (936)
(Increase) decrease in deferred tax asset              276        (1,508)
Increase in receivables-net                        (18,737)      (29,296)
Increase in inventories                            (13,647)       (7,992)
Increase in trade payables, accrued
 expenses and other                                  5,199         3,648
Other - net                                          4,613         1,605
  Net cash provided by (applied to)
      operating activities                           1,848       (10,574)

INVESTING ACTIVITIES:
Capital additions                                   (9,066)      (11,768)
Purchases of other assets                           (2,873)       (3,830)
Other - net                                              5            24
  Net cash applied to investing activities         (11,934)      (15,574)

FINANCING ACTIVITIES:
Proceeds from long-term debt                         2,213        12,661
Payments on long-term debt                            (465)         (851)
Increase in short-term borrowings                   21,083        22,395
Proceeds from issuance of common stock                 323           948
Dividends paid                                      (8,466)       (8,652)
  Net cash provided by financing activities         14,688        26,501

Effect of exchange rate changes on cash                (36)       (1,032)
Increase (decrease) in cash and cash equivalents     4,566          (679)

Cash and cash equivalents:
  Beginning of period                                7,153        13,681
  End of period                                    $11,719       $13,002





See Accompanying Notes to Condensed Consolidated Financial Statements.


(1)     Restated for adoption of SFAS 112 as of January 1, 1993.
















                        Page 5 of 16
<F50>
Goulds Pumps, Incorporated    Form 10-Q
Part I, Item 1


      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to fairly present the Company's financial position as of June 30, 1994 and the results of operations for the three and six month periods ended June 30, 1994 and 1993 and cash flows for the six month periods ended June 30, 1994 and 1993. All such adjustments are of a normal recurring nature. The results of operations for the six month period ended June 30, 1994 are not necessarily indicative of the results to be expected for the entire year of 1994.


    The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements in the 1993 Goulds Pumps, Incorporated Annual Report on Form
    10-K, which is incorporated by reference.


2. Four lawsuits were filed against the Company in April and May of 1994 arising from the sales of submersible pumps with brass or bronze components (see Part II, Item 1. "Legal Proceedings" on page 14 of this report). Based on the Company's assessment of these lawsuits which are currently in early stages, no provision has been made for any losses in the accompanying consolidated financial statements.


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


4.  Supplemental Schedule of Cash Flow Information:

                                            (in thousands)
                                     For the six months ended
                                   June 30, 1994   June 30, 1993

      Interest paid                   $2,976             $2,244
      Income taxes paid               $3,988             $7,465


                          Page 6 of 16
<F50>
Goulds Pumps, Incorporated    Form 10-Q
Part I, Item 1


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)





5. Net earnings per share of common stock is based upon the weighted average number of shares of common stock outstanding during the period. No effect has been given to options outstanding under the Company's Stock Option Plans as no significant dilutive effect would result from the exercise of these options. See Exhibit XI on page 15 of 16.


6.  Inventories were as follows (in thousands):

                                          June 30,   December 31,
                                             1994           1993
                                       (Unaudited)      (Audited)

    Raw Materials                       $ 35,527       $ 31,927
    Work-in-Process                       54,594         49,062
    Finished Goods                        62,161         55,863

    Inventories Valued at FIFO           152,282        136,852
    LIFO Allowance                       (31,100)       (30,667)

    Inventories Less LIFO Allowance     $121,182       $106,185


7. Summarized unaudited financial information for Oil Dynamics, Inc., a 50%-owned joint venture which has a 52 - 53 week fiscal year ended October 31, and hence is recorded with a two-month reporting lag, is as follows (in thousands):

                                   For the six months ended,
                                      April 30,       May 1,
                                          1994          1993

 Net Sales                             $23,825       $35,788
 Gross Profit                            6,591        12,249
 Net Earnings                            1,339         4,593













                          Page 7 of 16
<F50>
Goulds Pumps, Incorporated     Form 10-Q
Part I, Item 2

Management's Discussion and Analysis of Financial Condition and
Results of Operations



Overview

    While orders increases and gross margin improvements were noted by both operating groups, the Company's second quarter 1994 results were adversely affected by the weak performance of its 50%- owned joint venture, Oil Dynamics, Inc. (ODI) and by non-recurring charges for management restructuring, the devaluation of the Venezuelan bolivar, and expenses associated with the accelerated introduction of the very successful stainless steel submersible pump (GS).

    Second quarter 1994 sales of $150.2 million decreased 1.4% compared to 1993 second quarter sales of $152.4 million. Net earnings decreased 23.2% to $6.3 million from $8.2 million for the same quarter last year before an accounting change. Earnings per share for the quarter were $.30 compared to $.39 for the second quarter of 1993.

    Net sales for the six months ended June 30, 1994 were $289.4 million, up from $276.8 million a year ago. Net earnings were comparable with the same period last year at $11.6 million or $.55 per share (before restatement of 1993 results for the cumulative effect of the change of accounting principle associated with the adoption of SFAS 112 as of January 1, 1993).

    Orders received were a second quarter record of $145.9 million, up 4.6% from $139.5 million in the second quarter of 1993. Orders for the Industrial Products Group (IPG) increased 2.0% while orders at the Water Technologies Group (WTG) increased 7.7% compared to the same quarter a year ago. Total backlog, which is primarily composed of Industrial Products Group orders, increased to $90.9 million from $87.0 million at June 30, 1993.

    In other areas of significance, on June 23, 1994, Stephen V. Ardia, President and Chief Executive Officer resigned. On June 27, 1994, the Board of Directors announced the election of Thomas C. McDermott as President and Chief Executive Officer, succeeding Mr. Ardia. McDermott, 58, has been a Director of the Company since 1988. He was previously employed by Bausch & Lomb Incorporated, Rochester, New York, where he was a Director and served as President and Chief Operating Officer from 1986 to 1993.

    On July 13, 1994, the Company announced the signing of a letter of intent to acquire the outstanding shares of Pumpenfabrik Ernst Vogel G.m.b.H. (Vogel), a leading pump manufacturer in Austria. Vogel had sales of approximately $60 million in 1993. Established in 1909, Vogel has manufacturing facilities in Austria with sales branches throughout Austria and in Germany, Poland, and



                          Page 8 of 16
<F50>
Goulds Pumps, Incorporated     Form 10-Q
Part I, Item 2

Management's Discussion and Analysis of Financial Condition and
Results of Operations (continued)



Hungary. Strategically, this acquisition will provide the Company with market leadership in Austria, established access into Eastern Europe and other growth opportunities for both business segments.

    The Company anticipates that the slow economic recovery of the industrial products markets and the substantial year over year downturn at ODI will continue for the balance of 1994. As a result, the Company expects that the third quarter of 1994 will approximate 1994 second quarter earnings, but that the fourth quarter of 1994 will exceed 1993's fourth quarter. Overall earnings for 1994 are therefore anticipated to be in the range of 1993 earnings before the accounting change.


Results of Operations

    The following table indicates the percentage relationships of earnings and expense items included in the Condensed Consolidated
Statements of Earnings for the six months ended June 30, 1994 and 1993 and the related percentage change in those items.

As a Percentage of Total Net Sales              Percentage Change
   1994     1993(1)                              1994  vs.  1993(1)
  100.0%   100.0%  Net sales                             4.5%
   70.6     71.1   Cost of goods sold                    3.9
   20.2     21.0   SG&A expenses                          .2
    1.7      1.2   R&D expenses                         49.5
                   Earnings from investments
    (.2)     (.8)    and affiliates                    (67.9)
    1.1      1.0   Interest expense                     19.0
    (.3)     (.4)  Interest income                     (27.3)
     .4       .1   Other expense-net                   697.2
                   Earnings before income taxes
                     and cumulative effect of
    6.5      6.8     accounting change                   (.3)
    2.5      2.6   Income taxes                         (1.3)
    4.0      4.2   Earnings before cumulative             .3
                     effect of accounting change
                     Cumulative effect of change
     --      (.4)    in accounting principle          (100.0)
    4.0%     3.8%  Net earnings                         10.0%

(1)     Restated for adoption of SFAS 112 as of January 1, 1993.


     The increase in total sales of $12.6 million in the first six months of 1994 compared to the same period last year is primarily composed of a $13.2 million or 11.6% increase in Water Technologies



                          Page 9 of 16
<F50>
Goulds Pumps, Incorporated  Form 10-Q
Part I, Item 2

Management's Discussion and Analysis of Financial Condition and
Results of Operations (continued)



Group sales while Industrial Products Group sales remained relatively constant. Second quarter 1994 net sales of $150.2 million decreased 1.4% compared to second quarter 1993 net sales of $152.4 million. Industrial Products Group sales decreased 5.2% to $84.1 million for the second quarter of 1994, compared to second quarter 1993 sales of $88.7 million. The decline in sales largely occurred at the Municipal Business Unit (MBU) which had record shipments in the second quarter of 1993. The Water Technologies Group's second quarter sales increased by 3.7% to $66.1 million, up from $63.7 million a year ago. Specifically, WTG-America sales increased 3.6%, while at the Texas Turbine Division, sales jumped 21.8% versus the second quarter of 1993. WTG-Europe's (Lowara) sales increased 11.0% for the quarter on a translated basis. On a local currency basis, sales increased 17.2% for the same period. WTG's second quarter shipments complement a strong first quarter, resulting in the year-to-date sales increase of 11.6%. This sales increase reflects the success of strong product development efforts, sales and marketing initiatives, and favorable weather conditions for the residential water systems business.

     Gross margin as a percentage of sales was 29.4% for the first six months of 1994 as compared to 28.9% for the first six months of 1993. The Industrial Products Group gross profit percentage increased slightly for the first six months of 1994 to 29.2% from 28.9% a year ago. The Water Technologies Group gross profit percentage increased to 29.7% in 1994 compared to 29.0% for the first six months of 1993. Margin increases at WTG would have been even greater had it not been for additional costs incurred in connection with the accelerated introduction of the stainless steel GS pump.

     Selling, general and administrative (SG&A) expenses increased $1.2 million for the second quarter of 1994 compared to the same quarter a year ago primarily due to the management restructuring charge of $1.5 million recorded in June 1994 relating to the previously discussed management changes. Excluding management restructuring charges, SG&A expenses as a percentage to sales were 19.7% for the first six months of 1994 compared to 21.0% for the same period a year ago, reflecting the Company's efforts to contain costs through workforce reductions and the restructuring program implemented during 1993. The reduction in the total reported SG&A dollar amount in 1994 compared to 1993 is largely due to the favorability associated with the translation of WTG-Europe expenses.

     Research and development (R&D) expenses increased 49.5% compared to the first six months of 1993. The higher level of R&D expenses in the first half of 1994 relates primarily to the acquisition of Environamics whose patented hermetically sealed pump


                          Page 10 of 16
<F50>
Goulds Pumps, Incorporated  Form 10-Q
Part I, Item 2

Management's Discussion and Analysis of Financial Condition and
Results of Operations (continued)



will be shipped late in 1994. Thus far, distributor orders in excess of $2.0 million have been received and shipments are scheduled to begin late in the fourth quarter of 1994. In May 1994, the Company introduced the Model GS stainless steel submersible pump, produced by WTG, one month earlier than previously scheduled. The GS pump has received strong market acceptance and sales to date have been at expected levels. The Company anticipates that it will continue to invest in new product development as well as in enhancements to existing products at a higher level than last year to improve its competitive position in the industry.

     Interest income decreased $.3 million in the first six months of 1994 compared to the first six months of 1993. This decrease is primarily a result of the interest earned on the U.S. income tax refunds received during the first half of 1993. Interest expense increased $.5 million in the first six months of 1994 compared to the first half of 1993. This increase was anticipated and resulted from the drawdown of a previously arranged long-term financing agreement at a higher interest rate, higher short-term interest rates, and overall higher debt levels.

     Earnings from investments and affiliates decreased $1.5 million for the first six months of 1994 compared to the same period in 1993. This decrease is primarily due to Goulds' share of the 1994 earnings of ODI. ODI's financial results in the second quarter and for the remainder of the year have been significantly impacted by the lack of Russian financing availability which occurred near the end of the first quarter and currently remains in that status. A substantial year over year downturn at ODI will therefore continue for the balance of 1994.

     Other expense for the first six months of 1994 increased $1.0 million compared to the first six months of 1993 due to net transaction losses which resulted from a significant devaluation of the Venezuelan bolivar in May of 1994.


Liquidity and Capital Resources

     As reflected on the Condensed Consolidated Statements of Cash Flows, $14.7 million of cash generated by net financing activities combined with $1.8 million of cash provided by net operating activities was utilized to fund $11.9 million of net investing activities while increasing cash and cash equivalents by $4.6 million.





                          Page 11 of 16
<F50>
Goulds Pumps, Incorporated  Form 10-Q
Part I, Item 2

Management's Discussion and Analysis of Financial Condition and
Results of Operations (continued)


     Significant items impacting cash flow from operating activities in 1994 include an $18.7 million increase in trade receivables due to record second quarter shipments at WTG which generally operates at higher activity levels in the second and third quarters of the year combined with an increase in days sales outstanding at WTG-America; and a $13.6 million increase in inventories primarily at WTG divisions again due to seasonal business fluctuations and to support new product introductions such as the GS.

     In the first six months of 1994, capital additions were $9.1 million. Significant 1994 projects include equipment additions and upgrades at domestic and international locations. The Company expects to spend approximately $25 - $30 million in total capital expenditures for the year.

     Assuming consummation of the Vogel acquisition later this year, the Company expects that debt levels by the end of 1994 will be significantly higher than at December 31, 1993. Additionally, the Company intends to replace its $30.0 million Revolving Credit Agreement, which will expire on October 31, 1994. The Company believes cash from operations and available credit facilities are sufficient to meet its liquidity needs during 1994.

     Cumulative translation adjustments on the accompanying consolidated balance sheet at June 30, 1994, increased $1.4 million from December 31, 1993 reflecting a slight strengthening of the Italian lira against the U.S. dollar during the second quarter of 1994.


Orders and Backlog

     For the first six months of 1994, orders were $281.7 million, an increase of 5.9% compared to orders for the first half of 1993 of $266.0 million. This increase in orders of $15.7 million is composed of a $1.5 million or 1.0% increase in Industrial Products Group orders and a $14.2 million or 12.3% decrease in Water Technologies Group orders.

     Total orders received for the second quarter were $145.9 million, an increase of $6.4 million or 4.6% over orders of $139.5 million a year ago. Orders at WTG increased 7.7% while orders at IPG increased 2.0% compared to the second quarter of 1993. Orders at IPG for the second quarter of 1994 increased 3.0% over the first quarter of 1994, reflecting the slow recovery of the Company's core markets. Repair parts orders for the first six months of the year are slightly better than the same period last year. However, repair orders in the second quarter were negatively affected by a decline in international repair business at the Vertical Products Division.

                          Page 12 of 16
<F50>
Goulds Pumps, Incorporated  Form 10-Q
Part I, Item 2

Management's Discussion and Analysis of Financial Condition and
Results of Operations (continued)



     WTG orders level increases have resulted from the introduction of new products with related market share gains, improvements at the Texas Turbine Division and WTG-Asia/Pacific, and favorable weather conditions impacting the residential water systems business.

     Total backlog has increased from $87.0 million at June 30, 1993 to $90.9 million at June 30, 1994. Industrial Products Group backlog increased $1.3 million to a total backlog of $83.6 million at June 30, 1994. Water Technologies Group backlog increased $2.6 million to $7.3 million at the end of the second quarter due to increased orders activity. Consolidated backlog decreased $9.1 million from the December 31, 1993 level of $100.0 million.






































                          Page 13 of 16
<F50>
Goulds Pumps, Incorporated    Form 10-Q
Part II, Item 1, 5 and 6






                   PART II.  Other Information



Item 1.  Legal Proceedings

     Disclosures regarding legal proceedings are set forth in Part II, Item 1 of the Company's Form 10-Q for the quarterly period ended March 31, 1994, which is incorporated herein by reference. No significant developments have occurred since the aforementioned Form 10-Q was filed on May 16, 1994.


Item 5.  Other Information

     During the second quarter of 1994, the Company successfully negotiated an early settlement of a new contract with the 300-member United Steelworkers Union located at the Slurry Pump Division (SPD) in Ashland, Pennsylvania. The new contract includes average pay increases of 3.5% - 3.75% per year over the three-year term of the agreement. In July 1994, the Company also successfully negotiated a new three-year contract with approximately 60 union employees at the Vertical Products Division, located in City of Industry, California.


     As disclosed in previous SEC filings, the Company recorded a $2.0 million provision in the fourth quarter of 1991 for estimated environmental costs. This charge reflects anticipated costs to monitor and remediate an inactive Company landfill site in Seneca Falls, New York. At June 30, 1994, the remaining reserve was $1.6 million. The remediation is expected to occur through late 1995 or early 1996 and the Company does not currently expect any additional material expenses in future years associated with this site.


Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibit XI (Earnings Per Share Computation)
     (b) No reports on Form 8-K were filed for the three months ended June 30, 1994.











                          Page 14 of 16
<F50>

                           EXHIBIT XI
        GOULDS PUMPS, INCORPORATED AND CONSOLIDATED SUBSIDIARIES
                    COMPUTATION OF EARNINGS PER SHARE
                  (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    Three Months Ended    Six Months Ended
                                                              June 30,            June 30,
                                                   1994           1993     1994    1993(3)

a.  Net earnings - as reported                   $ 6,314      $ 8,208    $11,647   $10,588

b.  Decrease in interest expense (net of tax
    benefit) based upon issuance of all shares
    of common stock under Deferred Common
    Stock Agreement                              $    --      $    --    $    --   $    --

c.  Restated net earnings (a + b)                $ 6,314      $ 8,208    $11,647   $10,588

d.  Actual weighted average number of shares
    outstanding                                  21,174       21,120     21,169    21,107

e.  Primary earnings per share based on actual
    average shares outstanding  (c / d) (1)      $   .30      $   .39    $   .55   $   .50

f.  Shares exercisable under outstanding options     419         525        563       525

g.  Proceeds assuming exercise of outstanding
    options                                      $ 7,827     $10,244    $11,164   $10,244

    Reinvestment of proceeds under "Treasury Stock Method":

h.  Average market price per share during each
    period or market price at period-end
    (whichever is higher)                        $ 21.75      $ 24.63    $ 23.41   $ 24.63

i.  Shares to be acquired (g / h)                    360          416        477       416

j.  Net increase in outstanding shares relative
    to stock options (f - i)                          59          109         86       109

k.  Adjusted weighted average shares outstanding
    (d + j)                                       21,233       21,229     21,255    21,216

l.  Earnings per share assuming conversion of
    all Convertible Subordinated Debentures
    into common stock and exercise of
    outstanding options (c / k)                  $   .30      $   .39    $   .55    $  .50

m.  Dilutive (Anti-dilutive) effect on earnings
    per share (e - l)(2)                         $    --      $    --    $    --    $   --



<F54>
(1) Earnings per share information is based on weighted average number of shares of common stock outstanding during each period.  No effect has been given to options outstanding under the Company's Stock Option Plans as no material dilutive effect would result from the exercise of these options.

(2) This calculation is submitted in accordance with Securities Exchange Act of 1934
    Release No. 9038 although not required by APB Opinion No. 15 since no material dilutive effect would result from the exercise of these items.

(3) Restated for adoption of SFAS 112 as of January 1, 1993.




                              Page 15 of 16
<F50>




                                 SIGNATURE





     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                       GOULDS PUMPS, INCORPORATED
                                              (Registrant)




Date: August 10, 1994                  /S/ John P. Murphy
                                       John P. Murphy
                                       Vice President - Finance
                                       (Mr. Murphy is the Chief
                                       Financial Officer and has
                                       been duly authorized to sign
                                       on behalf of the registrant.)


























                               Page 16 of 16