Form 10-Q
period 1994-09-30
GOULDS PUMPS INC
filed 1994-11-14
CIK 42791

FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

(Mark One)
   [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended September 30, 1994
                               OR
   [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

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

              APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     As of October 31, 1994, 21,181,158 shares of $1 par value common stock were outstanding.

                          Page 1 of 18
<F50>


                       GOULDS PUMPS, INCORPORATED

                                  INDEX

                                                                 PAGE

                      PART I - FINANCIAL INFORMATION


Item 1.   Condensed Consolidated Balance Sheets -
          September 30, 1994 and December 31, 1993............      3

          Condensed Consolidated Statements of Earnings -
          Three Months Ended September 30, 1994 and 1993
          Nine Months Ended September 30, 1994 and 1993.......      4

          Condensed Consolidated Statements of Cash Flows -
          Nine Months Ended September 30, 1994 and 1993.......      5

          Notes to Condensed Consolidated Financial
          Statements..........................................    6-8


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.......   9-15



                       PART II - OTHER INFORMATION


Item 1.   Legal Proceedings...................................     16

Item 5.   Other Information...................................     16

Item 6.   Exhibits and Reports on Form 8-K....................  16-17


          Signature...........................................     18















                              Page 2 of 18
<F50>
Condensed Consolidated Balance Sheets
Goulds Pumps, Incorporated
                                                 September 30,     December 31,
                                                          1994             1993
(In Thousands)                                     (Unaudited)        (Audited)


 ASSETS
  Current assets:
   Cash and cash equivalents                         $  8,578        $  7,153
   Receivables - net                                  126,730         109,637
   Inventories                                        115,773         106,185
   Deferred tax asset                                  14,178          13,557
   Prepaid expenses and other current assets           12,388          11,115
     Total current assets                             277,647         247,647

  Property, plant and equipment - net                 145,497         148,973
  Investments in affiliates                            12,955          12,774
  Other investments                                     6,297           6,074
  Deferred tax asset                                    4,221           5,031
  Other assets                                         13,927          18,003

                                                     $460,544        $438,502

 LIABILITIES AND SHAREHOLDERS' EQUITY
  Current Liabilities:
   Notes payable                                     $ 28,565        $ 41,571
   Current portion of long-term debt                   25,077           6,922
   Trade payables                                      48,224          34,726
   Compensation and commissions                        17,756          16,519
   Income taxes payable                                   835              21
   Dividends payable                                    4,236           4,231
   Deferred tax liability                               1,217           1,257
   Other                                               29,285          32,686
     Total current liabilities                        155,195         137,933

  Long-term debt                                       34,650          38,859
  Pension                                              18,102          16,905
  Other postretirement benefit obligation              55,068          53,418
  Deferred tax liability and other                      4,252           4,186


  SHAREHOLDERS' EQUITY:
   Common stock - $1.00 par value; authorized
   90,000,000; issued and outstanding
   21,181,158 and 21,153,966 shares,
   respectively                                        21,181          21,154
   Additional paid-in capital                          57,448          57,044
   Retained earnings                                  124,586         120,415
   Cumulative translation adjustments and other        (9,938)        (11,412)

     Total shareholders' equity                       193,277         187,201

                                                     $460,544        $438,502






  See Accompanying Notes to Condensed Consolidated Financial Statements.







                             Page 3 of 18
<F50>
Condensed Consolidated Statements of Earnings (Unaudited)
Goulds Pumps, Incorporated
(In thousands except per share data)

                        Three Months Ended       Nine Months Ended
                              September 30,           September 30,
                          1994        1993         1994     1993(1)

Net sales             $154,343    $149,895     $443,739   $426,721

Cost and expenses:
 Cost of sales         109,893     106,734      314,209    303,468
 Selling, general and
   administrative
   expenses             27,981      28,408       86,222     86,711
 Research and
   development expenses  2,894       1,893        7,951      5,276
 Provision for
   environmental
   litigation fees       3,304          --        3,454         --
(Earnings) losses from
  affiliates                96      (1,872)        (606)    (4,061)
 Interest expense        1,665       1,259        4,794      3,889
 Interest income        (1,989)       (269)      (2,762)    (1,333)
 Other expense           2,091         718        3,247        863

Earnings before income
  taxes and cumulative
  effect of accounting
  change                 8,408      13,024       27,230     31,908
Income taxes             3,178       4,433       10,353     11,703

Earnings before
 cumulative effect
 of accounting
 change                  5,230       8,591       16,877     20,205
Cumulative effect of
 accounting change,
 net of income tax
 benefit                    --         --            --     (1,026)

Net earnings          $  5,230    $  8,591     $ 16,877   $ 19,179

Net earnings
  per common share:
 Earnings before
  cumulative effect
  of accounting
  change              $    .25    $    .41     $    .80   $    .96
 Cumulative effect
  of accounting
  change                    --          --           --       (.05)

Net earnings
  per common share    $    .25    $    .41     $    .80   $    .91


Dividends per
 common share         $    .20    $    .20     $    .60   $    .60

Weighted Average
 Shares Outstanding
 (in thousands)         21,176      21,140       21,171     21,118

(1)    Restated for adoption of SFAS 112 as of January 1, 1993.

See Accompanying Notes to Condensed Consolidated Financial
Statements.


                  Page 4 of 18
<F50>
Condensed Consolidated Statements of Cash Flows (Unaudited)
Goulds Pumps, Incorporated


                                                   Nine Months Ended September 30,
(In Thousands)                                                  1994          1993(1)
OPERATING ACTIVITIES:
Net earnings                                                 $16,877       $19,179
Adjustments to reconcile net earnings to
  net cash provided by operations:
    Depreciation                                              18,829        18,584
    Amortization                                               1,000           824
    Cumulative effect of change in accounting principle           --         1,579
    Earnings from affiliates                                    (606)       (4,061)
    Dividends received from affiliates                            --         3,500
    Increase (decrease) in deferred tax liability                127        (1,078)
    Decrease (increase) in deferred tax asset                    213        (1,260)
    Increase in accrued taxes                                    790         6,990
    Increase in receivables-net                              (15,519)      (24,374)
    Increase in inventories                                   (8,194)       (9,579)
    Increase in prepaid expenses and other                    (1,064)       (5,320)
    Increase in trade payables, accrued
      expenses and other                                       4,901         7,960
    Other - net                                                4,124         3,189
    Net cash provided by operating activities                 21,478        16,133

INVESTING ACTIVITIES:
Capital additions                                            (15,121)      (17,150)
Investment in insurance certificate                               --        (6,636)
Collection of long-term note receivable                        3,024         1,021
Purchase of other assets                                      (3,136)       (6,466)
Decrease in investment of unexpended revenue bond
  funds included in other assets                               2,014            --
Other - net                                                      166             4
   Net cash applied to investing activities                  (13,053)      (29,227)


FINANCING ACTIVITIES:
Proceeds from long-term debt                                   2,469        26,039
Payments on long-term debt                                      (829)      (11,858)
Increase in short-term borrowings                              3,704        14,683
Proceeds from issuance of common stock                           431         1,180
Dividends paid                                               (12,701)      (12,877)
   Net cash provided by (applied to) financing activities     (6,926)       17,167


Effect of exchange rate changes on cash                          (74)       (1,831)

Increase in cash and cash equivalents                          1,425         2,242


Cash and cash equivalents:
  Beginning of period                                          7,153        13,681
  End of period                                              $ 8,578       $15,923


<F54>
See Accompanying Notes to Condensed Consolidated Financial Statements.

(1)  Restated for adoption of SFAS 112 as of January 1, 1993.



                             Page 5 of 18
<F50>
Goulds Pumps, Incorporated    Form 10-Q
Part I, Item 1


      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to fairly present the Company's financial position as of September 30, 1994 and the results of operations for the three and nine month periods ended September 30, 1994 and 1993 and cash flows for the nine month periods ended September 30, 1994 and 1993. All such adjustments are of a normal recurring nature. The results of operations for the three and nine month periods ended September 30, 1994 are not necessarily indicative of the results to be expected for the entire year 1994.

   The accounting policies followed by the Company are set forth in
   Note 1 to the Company's consolidated financial statements in the 1993 Goulds Pumps, Incorporated Annual Report on Form 10-K, which is incorporated by reference. Additional significant accounting policies are:

   Financial Instruments With Off-Balance Sheet Risk

   Gains and losses on forward exchange contracts designated as hedges of known or anticipated contractual obligations and export sales revenues, are deferred and included in the settlement of related transactions. At September 30, 1994, the Company held fixed foreign exchange contracts to hedge designated transactions to manage the Company's exposure to changes in foreign currency exchange rates. These contracts are with large, high-quality and well capitalized financial institutions.

   The Company issues letters of credit which guarantee various trade activities. The contract amount of the letters of credit is a reasonable estimate of the fair value since the value for each contract is fixed over the life of the commitment. The Company recognizes losses on these commitments as incurred. No material losses have been incurred or are anticipated relating to these commitments.

   Environmental Policy

   The Company's environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and that do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with completion of a feasibility study or the Company's commitment to a formal plan of action.

                          Page 6 of 18
<F50>
2. Four lawsuits were filed against the Company in April and May of 1994 arising from the sales of submersible pumps with brass or bronze components (see Part II, Item 1. "Legal Proceedings" on page 16 of this report). Based on the Company's assessment of estimated legal and other fees resulting from these lawsuits, a charge of $3.3 million ($.10 per share) was recorded in the third quarter of 1994.

   This charge includes legal and other fees incurred during the quarter related to the Company's vigorous defense of the lawsuits in California alleging leaching of lead from submersible pumps in violation of that state's statutes. It also includes the establishment of a $2.2 million reserve classified as a current liability in the accompanying balance sheet to cover revised estimates of future legal costs to pursue that defense. Although the Company believes the reserve is adequate based upon reasonable estimates, it is reasonably possible that such costs and related expenses in the additional amount of approximately $1.0 million could be incurred.

   The Company intends to vigorously defend all of the pending litigation as described in the Company's Form 10-Q for the quarterly period ended March 31, 1994, as well as any additional lead-related litigation that may be commenced, but no assurance can be given as to the ultimate outcome of such litigation or its impact on the Company. If the Company were ultimately determined to be liable for the damages alleged in such litigation, the claims against the Company could be very substantial. However, all pending lead-related litigation is at a very preliminary stage and it is not possible at this time for the Company to quantify any potential civil penalties, damages and other relief sought by the various plaintiffs or to determine the extent of its liability, if any.

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

4. Debt Information

   At September 30, 1994 and December 31, 1993, "Notes payable" on the accompanying consolidated balance sheets included $21.6 million and $26.9 million, respectively, of foreign short-term lines of credit.

   The Company's debt agreements impose certain financial restrictions on the Company relating to leverage, interest coverage, and tangible net worth. At September 30, 1994, the Company was in compliance with these restrictions.

                          Page 7 of 18
<F50>
Goulds Pumps, Incorporated    Form 10-Q
Part I, Item 1 (continued)


      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



5. Supplemental Schedule of Cash Flow Information (in thousands):

                                      For the nine months ended
                                  Sept. 30, 1994    Sept. 30, 1993

      Interest paid                   $5,064           $3,474
      Income taxes paid                9,281            9,051


6. Net income per share of common stock is based upon the weighted average number of shares of common stock and common stock equivalents outstanding during the period. No effect has been given to options outstanding under the Company's Stock Option Plans as no significant dilutive effect would result from the exercise of these options. See Exhibit XI on page 17 of 18.


7. Inventories were as follows (in thousands):

                                   September 30,    December 31,
                                            1994            1993
                                     (Unaudited)       (Audited)

   Raw Materials                     $ 34,354        $ 31,927
   Work-in-Process                     52,791          49,062
   Finished Goods                      60,109          55,863

   Inventories Valued at FIFO         147,254         136,852
   LIFO Allowance                     (31,481)        (30,667)

   Inventories Valued at LIFO        $115,773        $106,185


8. Summarized unaudited financial information for Oil Dynamics, Inc., a 50%-owned joint venture which has a 52 - 53 week fiscal year ended October 31, and hence is recorded with a two-month reporting lag, is as follows (in thousands):

                                      For the nine months ended
                                  July 31, 1994      July 31, 1993

   Net Sales                          $32,001         $57,807
   Gross Profit                         8,078          20,443
   Net Earnings                         1,064           7,855






                          Page 8 of 18
<F50>
Goulds Pumps, Incorporated    Form 10-Q
Part I, Item 2

Management's Discussion and Analysis of Financial Condition and
Results of Operations



Overview

     The Company's third quarter 1994 results reflected record sales and orders, and improved operating earnings over third quarter 1993 results. Net earnings were lower than expected due to a non-recurring charge for legal and other fees related to environmental litigation.

     Although operating earnings were stronger than previously anticipated, this improvement was more than offset by a $3.3 million ($.10 per share) charge recorded in the third quarter.
This charge includes legal and other fees incurred during the quarter related to the Company's vigorous defense of the lawsuits in California alleging leaching of lead from submersible pumps in violation of that state's statutes. It also includes the establishment of a $2.2 million reserve to cover revised estimates of future legal costs to pursue that defense. Although the Company believes the reserve is adequate based upon reasonable estimates, it is reasonably possible that such costs and related expenses in the additional amount of approximately $1.0 million could be incurred. There has not been, nor does the Company currently anticipate any material impact on sales or inventories resulting from these lawsuits.

     Third quarter 1994 sales of $154.3 million increased 2.9% over 1993 third quarter sales of $149.9 million. Net earnings decreased 39.1% to $5.2 million from $8.6 million for the same quarter last year. Earnings per share for the quarter were $.25 compared to $.41 for the third quarter of 1993.

     Net sales for the nine months ended September 30, 1994 were $443.7 million, up 4.0% from $426.7 million a year ago. Net earnings were $16.9 million or $.80 per share, compared to $20.2 million or $.96 per share for the first nine months of last year (before restatement for the cumulative effect of the change of accounting principle associated with the adoption of SFAS 112 as of January 1, 1993).

     Orders of $160.9 million received during the third quarter 1994 were the best in any quarter in the Company's history and 8.2% above the 1993 third quarter orders level of $148.7 million.
Orders for the Industrial Products Group (IPG) increased to a record $84.6 million or 12.2% over third quarter 1993 orders of $75.4 million. Orders at the Water Technologies Group (WTG) were also at record levels, increasing 5.0% compared to the same quarter a year ago. Total backlog, which is primarily composed of Industrial Product Group orders, increased 14.5% to $97.7 million from $85.3 million at September 30, 1993.



                          Page 9 of 18
<F50>
Goulds Pumps, Incorporated     Form 10-Q
Part I, Item 2

Management's Discussion and Analysis of Financial Condition and
Results of Operations (continued)



     Continued weak performance from the Company's joint venture, Oil Dynamics, Inc. (ODI) and a tax credit of $.6 million in the third quarter of 1993 arising from accounting rule changes under Financial Accounting Standard No. 109, also contributed to the decline in earnings per share to $.25 compared to $.41 in the same quarter last year. Earnings from our investment in ODI for the third quarter 1994 decreased by $1.9 million from the third quarter of 1993 mainly because of the non-recurrence of shipments to Russia and also by a downturn in the domestic market.

     On July 13, 1994, the Company announced the signing of a letter of intent to acquire the outstanding shares of Pumpenfabrik Ernst Vogel G.m.b.H. (Vogel), a leading pump manufacturer in Austria. The Company is currently in the process of consummating this transaction with closing expected by the end of November 1994. Since Vogel's fiscal year-end will be October 31, their results will not be reflected in the Company's consolidated financial statements until January 1995.

     Although the Company anticipates improvement in operating earnings in the fourth quarter of 1994 compared to the same period in 1993, it also expects that the continued decline in ODI's
performance   and   higher   development   costs   related  to  the
introduction of the new hermetically sealed pumps at the Environamics Division, will reduce reported results. Also, fourth quarter 1994 results will not reflect the benefit of a significant non-recurring tax credit which occurred in the fourth quarter of last year. Despite these factors, the Company expects fourth quarter 1994 earnings before fourth quarter restructuring reserves, if any, to be in the same range as the fourth quarter 1993 earnings per share of $.16. Fourth quarter 1994 results may be impacted by the establishment of non-recurring restructuring reserves which the Company is currently considering in relation to several of its operating units.

















                          Page 10 of 18
<F50>
Goulds Pumps, Incorporated    Form 10-Q
Part I, Item 2

Management's Discussion and Analysis of Financial Condition and
Results of Operations (continued)



Results of Operations

     The following table indicates the percentage relationships of income and expense items included in the Condensed Consolidated
Statements of Earnings for the nine months ended September 30, 1994 and 1993 and the related percentage change in those items.


As a Percentage of Total Net Sales                  Percentage Change
   1994     1993(1)                                   1994  vs.  1993(1)

  100.0%   100.0%  Net sales                                 4.0%
   70.8     71.1   Cost of goods sold                        3.5
   19.4     20.3   SG&A expenses                             (.6)
    1.8      1.2   R&D expenses                             50.7
     .8       --   Provision for legal expenses              N.M.
    (.1)     (.9)  Earnings from affiliates                (85.1)
    1.1       .9   Interest expense                         23.3
    (.6)     (.3)  Interest income                         107.2
     .7       .2   Other expense-net                       276.2
                   Earnings before income taxes
                              and cumulative effect of
    6.1      7.5     accounting change                     (14.7)
    2.3      2.8   Income taxes                            (11.5)
    3.8      4.7   Earnings before cumulative              (16.5)
                     effect of accounting change
                   Cumulative effect of change
     --       .2     in accounting principle - net        (100.0)
    3.8%     4.5%  Net earnings                            (12.0)%

    N.M. = Not Meaningful
    (1)  Restated for adoption of SFAS 112 as of January 1, 1993.



         The increase in total sales of $17.0 million in the first nine months of 1994 compared to the prior year is primarily composed of a $17.8 million or 9.7% increase in Water Technologies Group sales while Industrial Products Group sales remained relatively constant. Third quarter 1994 net sales were a record $154.3 million, increasing 2.9% over third quarter 1993 net sales of $149.9 million. Water Technologies Group sales increased 6.5% to $75.5 million for the third quarter of 1994, compared to third quarter
1993 sales of $70.9 million while IPG sales for the quarter approximated 1993 results. Specifically at WTG, WTG-America (WTG-
A) sales increased 5.8%, while at the Texas Turbine Division, sales jumped 22.2% versus the third quarter of 1993. These increases resulted from favorable weather conditions and new product introductions.

                          Page 11 of 18
<F50>
Goulds Pumps, Incorporated  Form 10-Q
Part I, Item 2

Management's Discussion and Analysis of Financial Condition and
Results of Operations (continued)



Sales  at  WTG-A have not been materially impacted by the April
1994 EPA announcement regarding pumps containing some bronze components. On a lire basis, WTG-Europe sales for the quarter increased 6.3% over third quarter 1993.

     Gross profit as a percentage of sales was 29.2% for the first nine months of 1994 compared to 28.9% for the first nine months of 1993. The Industrial Products Group gross profit percentage increased slightly for the first nine months of 1994 to 28.4% from 28.2% a year ago. Water Technologies Group gross profit percentage increased to 30.0% in 1994 compared to 29.7% for the first nine months of 1993. Margin increases at WTG would have been somewhat greater had it not been for additional costs incurred largely in the second quarter in connection with the accelerated launch of the new stainless steel GS submersible pump line, introduced as a substitute for pumps containing some bronze components.

     Selling, general and administrative (SG&A) expenses as a percentage of sales decreased to 19.4% for the first nine months of 1994 compared to 20.3% for the same period a year ago, reflecting the Company's efforts to contain costs through workforce reductions and the restructuring program implemented during 1993. SG&A reductions in 1994 would have been even greater had it not been for a management restructuring charge of $1.5 million recorded in June 1994 related to the resignation of Stephen V. Ardia as President and C.E.O. and subsequent appointment of Thomas C. McDermott to that position.

     Research and development (R&D) expenses increased 50.7% compared to the first nine months of 1993. The higher level of R&D expenses in the first nine months of 1994 relates primarily to the acquisition of Environamics whose patented hermetically sealed pump line is currently scheduled to be shipped late in 1994. Thus far, distributor orders in excess of $2.0 million have been received for this product line. In May 1994, the Company introduced the Model GS stainless steel submersible pump, produced by WTG, one month earlier than previously scheduled. The GS pump has received strong market acceptance and sales to date have been at expected levels. The Company anticipates that it will continue to invest in new product development as well as in enhancements to existing products at a higher level than last year to improve its competitive position in the industry.

     In the third quarter of 1994, a non-recurring charge of $3.3 million was recorded for legal and other fees related to the Company's vigorous defense of the lawsuits in California alleging leaching of lead from submersible pumps in violation of that state's statutes. It also includes the establishment of a $2.2 million reserve to cover revised estimates of future legal costs to


                          Page 12 of 18
<F50>
Goulds Pumps, Incorporated  Form 10-Q
Part I, Item 2

Management's Discussion and Analysis of Financial Condition and
Results of Operations (continued)



pursue that defense. Although the Company believes the reserve is adequate based upon reasonable estimates, it is reasonably possible that such costs and related expenses in the additional amount of approximately $1.0 million could be incurred. There has not been nor does the Company currently anticipate any material impact on sales or inventories resulting from these lawsuits.

     The Company intends to vigorously defend all of the pending litigation as described in the Company's Form 10-Q for the quarterly period ended March 31, 1994, as well as any additional lead-related litigation that may be commenced, but no assurance can be given as to the ultimate outcome of such litigation or its impact on the Company. If the Company were ultimately determined to be liable for the damages alleged in such litigation, the claims against the Company could be very substantial. However, all pending lead-related litigation is at a very preliminary stage and it is not possible at this time for the Company to quantify any potential civil penalties, damages and other relief sought by the various plaintiffs or to determine the extent of its liability, if any.

     Apart from issues for which reserves have been established in respect of environmental matters, the Company is not currently aware of other environmental matters which would have any material impact on recurring costs, capital expenditures, or mandated expenditures.

     During the second and third quarter 1994, WTG-Europe entered into and completed a short-term investment agreement whereby 8.3 billion lire were invested in Brazil. The net effect of this transaction was to increase WTG-Europe's "other expense" due to transaction losses on the foreign exchange of $1.7 million and increase interest income due to earnings from the investment of $1.4 million. This transaction resulted in increased profit after taxes due to tax credits available in Italy.

     Excluding WTG-Europe investment interest income discussed above, interest income in the first nine months of 1994 remained relatively constant with 1993. Interest expense increased $.9 million in the first nine months of 1994 compared to the same period in 1993. This increase was anticipated and resulted from the drawdown of a previously arranged long-term financing agreement at a higher interest rate, higher short-term interest rates, and overall higher debt levels.

     Earnings from investments decreased $3.5 million for the first nine months of 1994 compared to the same period in 1993. This decrease is primarily due to Goulds' share of the 1994 earnings of ODI. ODI's financial results in 1994 have been significantly impacted by the lack of Russian financing availability which

                          Page 13 of 18
<F50>
Goulds Pumps, Incorporated  Form 10-Q
Part I, Item 2

Management's Discussion and Analysis of Financial Condition and
Results of Operations (continued)


occurred near the end of the first quarter and currently remains in that status. A substantial year over year downturn at ODI will therefore continue for the balance of 1994.

     Excluding the impact of exchange losses on the WTG-E Brazilian investment discussed above, other expense for the first nine months of 1994 increased $0.7 million compared to the first nine months of 1993 due to net transaction losses which resulted from a significant devaluation of the Venezuelan bolivar in May of 1994. The Venezuelan government has instituted a "fixed" exchange rate system and it is anticipated that it will remain in place through year end. As such, it does not currently appear that additional devaluation will occur in 1994.

Liquidity and Capital Resources

     As reflected on the Condensed Consolidated Statements of Cash Flows, $21.5 million of cash generated by net operating activities combined with a $0.1 million negative translation effect were utilized to fund $13.1 million of net investing activities and $6.9 million of net financing activities while increasing cash and cash equivalents by $1.4 million.

     Significant items impacting cash flow from operating activities in 1994 include a $15.5 million increase in trade receivables due to record third quarter shipments at WTG which generally operates at higher activity levels in the second and third quarters of the year combined with an increase in days sales outstanding at WTG-Europe; and an $8.2 million increase in inventories primarily at WTG divisions again due to seasonal business fluctuations and to support new product introductions such as the new stainless steel GS submersible pump line. Since this new product introduction had been planned, the Company has not experienced material losses on WTG-A inventory of submersible pumps containing some bronze parts nor do they expect material losses in the future.

     In the first nine months of 1994, capital additions were $15.1 million. Significant 1994 projects include equipment additions and upgrades at domestic and international locations. The Company expects to spend approximately $20 - $25 million in total capital expenditures for the year.

     Additionally, cash flows from investing activities were impacted by $3.0 million in cash received to repay in full a long-term note receivable not due to expire until June 1997, and the receipt of $2.0 million of cash from sinking funds, previously restricted and classified as other long-term assets, related to Industrial Revenue Bond Proceeds.

     Assuming consummation of the Vogel acquisition later this

                          Page 14 of 18
<F50>
Goulds Pumps, Incorporated  Form 10-Q
Part I, Item 2

Management's Discussion and Analysis of Financial Condition and
Results of Operations (continued)

year, the Company expects that debt levels by the end of 1994 will be significantly higher than at December 31, 1993. Additionally, the Company replaced its $30.0 million Revolving Credit Agreement which expired on October 31, 1994 with a $55.0 million Revolving
Credit Agreement expiring  October 31, 1999.   The Company believes
cash from operations and available credit facilities are sufficient to meet its liquidity needs during 1994.

     A natural hedge exists for the Company in relation to transactions involving the Italian lire. To the extent that translated WTG-Europe operating earnings after tax approximate intercompany purchases of WTG-Europe inventory at spot translation rates, exchange rate impacts are neutralized. Since 1993, as a result of increased levels of intercompany purchases of WTG-Europe product in excess of WTG-Europe after-tax earnings, foreign exchange contracts have been established to minimize the effects of unfavorable movements in the lire-to-U.S. dollar exchange rate on this exposure.

     Cumulative translation adjustments on the accompanying consolidated balance sheet at September 30, 1994, increased $1.5 million from December 31, 1993 reflecting a slight strengthening of the Italian lira against the U.S. dollar during the second and third quarters of 1994.

Orders and Backlog

     For the first nine months of 1994, orders were $442.6 million, an increase of 6.7% compared to orders for the first nine months of 1993 of $414.7 million. This increase in orders of $27.9 million is composed of a $10.4 million or 4.6% increase in Industrial Products Group orders and a $17.5 million or 9.6% increase in Water Technologies Group orders.

     Total orders received for the third quarter were a record $160.9 million, an increase of $12.2 million or 8.2% over orders of $148.7 million a year ago. Orders at WTG increased 4.7% while orders at IPG increased 11.6% compared to the third quarter of 1993. Orders at IPG for the third quarter of 1994 increased 10.7% over the second quarter of 1994, reflecting strengthening of the Company's core markets especially in the chemical and pulp and paper sectors. WTG orders level increases have resulted from the introduction of new products with related market share gains and improvements at the Texas Turbine Division.

     Total backlog has increased from $85.3 million at September 30, 1993 to $97.7 million at September 30, 1994. Industrial Products Group backlog increased $11.3 million to a total backlog of $91.0 million at September 30, 1994. Water Technologies Group backlog increased slightly from September 30, 1993 levels. Consolidated backlog decreased $2.3 million from the December 31, 1993 level of $100.0 million.

                          Page 15 of 18
<F50>
Goulds Pumps, Incorporated  Form 10-Q
Part II, Items 1, 5 and 6






                  PART II.   Other Information


Item 1.  Legal Proceedings

     Disclosures regarding legal proceedings are set forth in Part II, item 1 of the Company's Form 10-Q for the quarterly period ended March 31, 1994, which is incorporated herein by reference.

     The complaint filed against the Company on May 3, 1994 in the Superior Court of Washington for King County, disclosed on page 15 of the first quarter Form 10-Q, has been dismissed without prejudice. No other significant developments have occurred since the aforementioned Form 10-Q was filed on May 16, 1994.


Item 5.  Other Information

     As disclosed in previous SEC filings, the Company recorded a $2.0 million provision in the fourth quarter of 1991 for estimated environmental costs. This charge reflects anticipated costs to monitor and remediate an inactive Company landfill site in Seneca Falls, New York. At September 30, 1994, the remaining reserve was $1.6 million. No third party recoveries have been included in the determination of this reserve, nor are any expected. The remediation is expected to occur through late 1995 or early 1996 and the Company does not currently expect any additional material expenses in future years associated with this site.


Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibit XI (Earnings Per Share Computation)
     (b) Exhibit XXVII (Financial Data Schedule) filed electronically only.
     (c) No reports on Form 8-K were filed for the three months ended September 30, 1994.














                          Page 16 of 18
<F50>
                               EXHIBIT XI

        GOULDS PUMPS, INCORPORATED AND CONSOLIDATED SUBSIDIARIES

                    COMPUTATION OF EARNINGS PER SHARE

                                                                                   Three Months Ended     Nine Months Ended
(IN THOUSANDS,                                                                          September 30,         September 30,
EXCEPT PER SHARE DATA)                                                             1994          1993(3)  1994         1993(3)
a.  Net earnings - as reported                                                     $ 5,230    $ 8,591     $16,877   $19,179

b.  Decrease in interest expense (net of tax benefit) based upon issuance
    of all shares of common stock under Deferred Common Stock Agreement            $    --    $    --     $    --   $    --

c.  Restated net earnings (a + b)                                                  $ 5,230    $ 8,591     $16,877   $19,179

d.  Actual weighted average number of shares outstanding                            21,176     21,140      21,171    21,118

e.  Primary earnings per share based on actual average shares
    outstanding  (c / d) (1)                                                       $   .25    $   .41     $   .80   $   .91

f.  Shares exercisable under outstanding options                                       412        954         435       954

g.  Proceeds assuming exercise of outstanding options                              $ 7,736    $20,768     $ 8,259   $20,768

    Reinvestment of proceeds under "Treasury Stock Method":

h.  Average market price per share during each period or market price
    at period-end (whichever is higher)                                            $ 22.00    $ 25.75     $ 22.74   $ 25.75

i.  Shares to be acquired (g / h)                                                      352        807         363       807

j.  Net increase in outstanding shares relative to stock options (f - i)                60        147          72       147

k.  Adjusted weighted average shares outstanding (d + j)                            21,236     21,287      21,243    21,265

l.  Earnings per share assuming exercise of outstanding
    options (c / k)                                                                $   .25    $   .40     $   .79   $   .90

m.  Dilutive (Anti-dilutive) effect on earnings per share (e - l)(2)               $    --    $   .01     $   .01   $   .01



<F54>
(1)  Earnings per share information is based on weighted average number of shares of common stock outstanding during each period presented.  No effect has been given to options outstanding under the Company's Stock Option Plans as no material dilutive effect would result from the exercise of these options.

(2)  This calculation is submitted in accordance with Securities Exchange Act of 1934 Release No. 9038 although not required by APB Opinion No. 15 since no material dilutive effect would result from the exercise of these items.

(3)  Restated for adoption of SFAS 112 as of January 1, 1993.



















                          Page 17 of 18
<F50>


                            SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   GOULDS PUMPS, INCORPORATED
                                          (Registrant)




Date: November 11, 1994             s/John P. Murphy
                                    John P. Murphy
                                    Vice President and
                                    Chief Financial Officer
                                    (Mr. Murphy is the Chief
                                    Financial Officer and has
                                    been duly authorized to
                                    sign on behalf of the
                                    Registrant.)

































                          Page 18 of 18