Form 10-Q/A
period 1994-03-31
GOULDS PUMPS INC
filed 1995-03-28
CIK 42791

FORM 10-Q/A

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                              Amendment No. 1

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


       300 WillowBrook Office Park, Fairport, New York 14450
              (Address of principal executive offices)
                           (Zip Code)


                           (716) 387-6600
       (Registrant's telephone number, including area code)


           240 Fall Street, Seneca Falls, New York 13148
       (Former name, former address and former fiscal year,
                   if changed since last report)


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

<F50>

                        GOULDS PUMPS, INCORPORATED

                                   INDEX



                                                               PAGE

                      PART I - FINANCIAL INFORMATION



Item 1.  Condensed Consolidated Balance Sheets -
           March 31, 1994 and December 31, 1993..............   3

           Condensed Consolidated Statements of Earnings -
           Three Months Ended March 31, 1994 and 1993........   4

           Condensed Consolidated Statements of Cash Flows -
           Three Months Ended March 31, 1994 and 1993........   5

           Notes to Condensed Consolidated Financial
           Statements.......................................  6-8


Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations..... 9-14




                       PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K................. 15-16


           Signature........................................   17


This amendment is required to adjust 1994 previously reported quarterly results for accounting irregularities at the Company's Mexican subsidiary which were discovered in late December 1994. See Note 2 on Page 6 of this amendment for a more detailed discussion of these irregularities.








<F50>
Condensed Consolidated Balance Sheets
Goulds Pumps, Incorporated                            March 31,   December 31,
(In thousands)                                            1994           1993
                                                     (Unaudited)      (Audited)

  ASSETS
  Current assets:
   Cash and cash equivalents                          $ 11,097       $  7,153
   Receivables - net                                   115,193        109,637
   Inventories                                         112,623        106,185
   Deferred tax asset                                   13,598         13,557
   Prepaid expenses and other current assets            12,754         11,115
     Total current assets                              265,265        247,647

  Property, plant and equipment - net                  144,958        148,973
  Investments, including investments in
    affiliates                                          18,625         18,848
  Deferred tax asset                                     4,873          5,031
  Other assets                                          18,915         18,003

                                                      $452,636       $438,502

  LIABILITIES AND SHAREHOLDERS' EQUITY
  Current Liabilities:
   Notes payable                                      $ 33,256       $ 41,571
   Current portion of long-term debt                    32,531          6,922
   Trade payables                                       39,846         34,726
   Compensation and commissions                         13,822         16,519
   Income taxes payable                                  2,091             21
   Dividends payable                                     4,235          4,231
   Deferred tax liability                                  469          1,257
   Other                                                27,628         32,686
     Total current liabilities                         153,878        137,933

  Long-term debt                                        38,843         38,859
  Pension                                               16,850         16,905
  Other postretirement benefit obligation               53,986         53,418
  Deferred tax liability and other                       4,226          4,186


  SHAREHOLDERS' EQUITY:
   Common stock - $1.00 par value; authorized
   90,000,000; issued and outstanding
   21,173,613 and 21,153,966 shares,
   respectively                                         21,174         21,154
   Additional paid-in capital                           57,336         57,044
   Retained earnings                                   119,997        120,415
   Cumulative translation adjustments and other        (13,654)       (11,412)

     Total shareholders' equity                        184,853        187,201

                                                      $452,636       $438,502



See Accompanying Notes to Condensed Consolidated Financial Statements.





<F50>
     Condensed Consolidated Statements of Earnings (Unaudited)
     Goulds Pumps, Incorporated
     (In thousands except per share data)



                                        Three Months Ended March 31,
                                                  1994         1993(1)



     Net sales                                $136,645     $124,402


     Cost and expenses
     Cost of sales                              98,797       88,834
     Selling, general and
       administrative expenses                  27,534       28,611
     Research and development expenses           2,235        1,676
     Earnings from investments and
       affiliates                                 (475)        (659)
     Interest expense                            1,462        1,070
     Interest income                              (424)        (361)
     Other (income) expense - net                1,039         (307)



     Earnings before income taxes
       and cumulative effect of accounting
       change                                    6,477        5,538
     Income taxes                                2,660        2,132


     Earnings before cumulative effect
       of accounting change                      3,817        3,406

     Cumulative effect of accounting
       change, net of income tax benefit            --       (1,026)
     Net earnings                             $  3,817     $  2,380

     Net earnings per share
       Earnings before cumulative
         effect of accounting change          $    .18     $    .16
       Cumulative effect of accounting change       --         (.05)

     Net earnings per common share            $    .18     $    .11

     Dividends per common share               $    .20     $    .20


     Weighted average shares
       outstanding (in thousands)               21,164       21,094


     See Accompanying Notes to Condensed Consolidated Financial Statements.

     (1) Restated for adoption of SFAS 112 as of January 1, 1993.









<F50>



Condensed Consolidated Statements of Cash Flows (Unaudited)
Goulds Pumps, Incorporated                        Three Months Ended March 31,
(In Thousands)                                               1994       1993 (1)
OPERATING ACTIVITIES:
Net earnings                                              $ 3,817       $ 2,380
Adjustments to reconcile net earnings to net cash
  applied to operations:
       Depreciation                                         6,480         6,026
       Amortization                                           277           248
       Cumulative effect of change in accounting principle     --         1,579
       Earnings from affiliates                              (475)         (659)
       Increase (decrease) in deferred tax liability         (520)         (800)
       Decrease (increase) in deferred tax asset               44          (735)
       Increase in receivables-net                         (6,739)       (8,224)
       Increase in inventories                             (7,728)      (10,068)
       Increase (decrease) in trade payables, accrued
        expenses and other                                 (1,808)          990
       Other - net                                          1,529           128
         Net cash applied to operating activities          (5,123)       (9,135)

INVESTING ACTIVITIES:
Capital additions                                          (3,348)       (5,987)
Purchases of other assets                                  (1,680)         (889)
         Net cash applied to investing activities          (5,028)       (6,876)

FINANCING ACTIVITIES:
Proceeds from long-term debt                                2,131        15,823
Payments on long-term debt                                   (273)         (564)
Increase in short-term borrowings                          16,343         8,231
Proceeds from issuance of common stock                        312           659
Dividends paid                                             (4,231)       (4,215)
         Net cash provided by financing activities         14,282        19,934

Effect of exchange rate changes on cash                      (187)         (709)
Increase in cash and cash equivalents                       3,944         3,214
Cash and cash equivalents:
  Beginning of period                                       7,153        13,681
  End of period                                           $11,097       $16,895



See Accompanying Notes to Condensed Consolidated Financial Statements.

(1)  Restated for adoption of SFAS 112 as of January 1, 1993.


<F50>
Goulds Pumps, Incorporated    Form 10-Q/A
Part I, Item 1


           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to fairly present the Company's financial position as of March 31, 1994 and the results of operations and cash flows for the three months ended March 31, 1994 and 1993. All such adjustments are of a normal recurring nature with the exception of Mexican accounting irregularities discussed in Note 2 below. The results of operations for the three month period ended March 31, 1994 are not necessarily indicative of the results to be expected for the entire year of 1994.

    The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the 1993
    Annual Report on Form 10-K which is incorporated by reference.


2. This amendment is required to adjust 1994 previously reported quarterly results for accounting irregularities at the Company's Mexican subsidiary. In late December 1994, the Company uncovered $3.2 million (pre-tax) of accounting irregularities at its Mexican subsidiary. The irregularities related to a manipulation of accounting records by personnel at the location but involved little, if any, misappropriation of funds. The Company has discharged those persons responsible for the irregularities and has taken the appropriate steps to help ensure that existing internal controls and procedures are consistently followed.

    Correction of these irregularities on a pre-tax basis decreased net sales by $2.2 million and increased cost of goods sold by $1.0 million for the year ended December 31, 1994. An immaterial portion of the irregularities occurred in 1993 and prior years ($1.1 million after-tax) and has been recognized as an adjustment to the first quarter 1994 reported results. Quarterly results for 1994 on an after-tax basis have therefore been restated to reflect the following adjustment: first quarter - a $1.5 million decrease to net earnings (E.P.S. $.07); second quarter - a $0.8 million decrease to net earnings (E.P.S. $.04); third quarter - a $0.1 million decrease to net earnings (E.P.S. $.01); fourth quarter - a $2.4 million increase to net earnings (E.P.S. $.12), reflecting the reversal of the total amount of the correction previously recorded as a fourth quarter adjustment.

3. Four lawsuits were filed against the Company in April and May of 1994 arising from the sales of submersible pumps with brass or bronze components. See Part II, Item 1. "Legal Proceedings" on pages 13 through 15 of the original first quarter report for a detailed discussion of these suits. Based on the Company's assessment of these lawsuits which are currently in very early
<F50>
Goulds Pumps, Incorporated    Form 10-Q/A
Part I, Item 1


  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)


    stages, no provision has been made for any losses in the accompanying financial statements.

4. The consolidated financial statements for the first three quarters of 1993 have been restated to reflect the adoption as of January 1, 1993, of Statement of Financial Accounting Standards (SFAS) 112, Employers' Accounting for Postemployment Benefits.

    SFAS 112 requires employers to recognize the cost of certain postemployment benefits using the accrual method of accounting. The cumulative effect of this accounting change decreased 1993 earnings after taxes by $1.0 million or $.05 per share. The annual incremental cost of adopting SFAS 112 is immaterial on an ongoing basis.


5.  Supplemental Schedule of Cash Flow Information (in thousands):

                                        For the three months ended,
                                    March 31, 1994   March 31, 1993
    Interest paid                       $1,829           $  922
    Income taxes paid                      976            3,017


6. Net income per share of common stock is based upon the weighted average number of shares of common stock outstanding during the period. No effect has been given to options outstanding under the Company's Stock Option Plans as no significant dilutive effect would result from the exercise of these options. See
    Exhibit XI on page 16 of 17.

7.  Inventories were as follows (in thousands):

                                       March 31,  December 31,
                                            1994          1993
                                     (Unaudited)     (Audited)

    Raw Materials                       $ 33,479      $ 31,927
    Work-in-Process                       51,446        49,062
    Finished Goods                        58,578        55,863

    Inventories Valued at FIFO           143,503       136,852
    LIFO Allowance                       (30,880)      (30,667)
    Inventories Less LIFO Allowance     $112,623      $106,185

<F50>
Goulds Pumps, Incorporated    Form 10-Q/A
Part I, Item 1


  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)




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

<F50>
Goulds Pumps, Incorporated     Form 10-Q/A
Part I, Item 2


Management's Discussion and Analysis of Financial Condition and
Results of Operations


Overview

         The Company's first quarter 1994 results reflected record first quarter shipments, an orders increase of 7.3% and a 12.1%
increase in net earnings compared to the first quarter of 1993 before an accounting change.

         First quarter net sales were a record $136.6 million, up 9.8% from $124.4 million for the first quarter of 1993. This increase was due to record first quarter shipment levels at the Water Technologies Group (WTG) and the Engineered Products Division (EPD), the Company's largest division. Earnings per share for the quarter were $.18 compared to $.16 in 1993, before the cumulative effect of a change in accounting principle. After the cumulative effect of the change in accounting principle, earnings per share were $.11 in the first quarter of 1993.

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

         In late December 1994, the Company uncovered $3.2 million (pre-tax) of accounting irregularities at its Mexican subsidiary. The irregularities related to a manipulation of accounting records by personnel at the location but involved little, if any, misappropriation of funds. The Company has discharged those persons responsible for the irregularities and has taken the appropriate steps to help ensure that existing internal controls and procedures are consistently followed.

         Correction of these irregularities on a pre-tax basis decreased net sales by $2.2 million and increased cost of goods sold by $1.0 million for the year ended December 31, 1994. An immaterial portion of the irregularities occurred in 1993 and prior years ($1.1 million after-tax) and has been recognized as an adjustment to the first quarter 1994 reported results. Quarterly results for 1994 on an after-tax basis have therefore been restated to reflect the following adjustment: first quarter
- - a $1.5 million decrease to net earnings (E.P.S. $.07); second quarter - a $0.8 million decrease to net earnings (E.P.S. $.04); third quarter - a $0.1 million decrease to net earnings (E.P.S. $.01); fourth quarter - a $2.4 million increase to net earnings
<F50>
Goulds Pumps, Incorporated     Form 10-Q/A
Part I, Item 2


Management's Discussion and Analysis of Financial Condition and
Results of Operations (continued)


(E.P.S. $.12), reflecting the reversal of the total amount of the correction previously recorded as a fourth quarter adjustment.

         In other areas of significance, four lawsuits were filed against the Company in April and May of 1994 arising from the sales of submersible pumps with brass or bronze components. See
Part II, Item 1. "Legal Proceedings" on pages 13 through 15 of the original first quarter report for a detailed discussion of these suits. In addition to the referenced discussion, it is still possible that second quarter sales revenues of submersible pumps and the earnings of the division could be affected, although the Company expects high demand for its new stainless steel pumps which were introduced nationally during the first week of May, one month earlier than previously scheduled.

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

<F50>
Goulds Pumps, Incorporated     Form 10-Q/A
Part I, Item 2


Management's Discussion and Analysis of Financial Condition and
Results of Operations (continued)


Results of Operations

         The following table indicates the percentage relationships of earnings and expense items included in the Condensed
Consolidated Statements of Earnings for the quarters ended March
31, 1994 and 1993 and the related percentage change in those items.

As a Percentage of Total Net Sales             Percentage Change

1994       1993(1)                             1994  vs.  1993(1)
100.0%     100.0%  Net sales                          9.8%
 72.3       71.4   Cost of sales                    11.2
 20.2       23.0   SG&A expenses                    (3.8)
  1.6        1.3   R&D expenses                     33.4
                   Earnings from investments
  (.4)       (.5)    and affiliates                (27.9)
  1.1         .9   Interest expense                 36.6
  (.3)       (.3)  Interest income                  17.5
   .8        (.2)  Other (income) expense - net     N.M.

                   Earnings before income taxes
                     and cumulative effect of
  4.7        4.4     accounting change              17.0
  1.9        1.7   Income taxes                      24.8
                   Earnings before cumulative
  2.8        2.7     effect of accounting change    12.1
                   Cumulative effect of change
   --        (.8)    in accounting principle       (100.0)
  2.8%       1.9%  Net earnings                     60.4%


(N.M. = Not Meaningful)

(1) Restated for adoption of SFAS 112 as of January 1, 1993.


         The increase in sales of $12.2 million in the first quarter as compared to the prior year is composed of a $1.4 million or a 1.8% increase in Industrial Products Group sales and a $10.9 million or 21.7% increase in Water Technologies Group sales. The Industrial Products Group (IPG) sales increase was the result of record first quarter EPD shipments level as EPD was able to drive down the delinquencies that resulted from the fourth quarter 1993 systems implementation, demonstrating that many of these issues have been resolved. For Water Technologies Group, sales at WTG-America (Water Systems Division) increased 34.3% while sales at WTG-Europe (Lowara S.p.A.) reflected a 3.7% increase on a

<F50>
Goulds Pumps, Incorporated     Form 10-Q/A
Part I, Item 2


Management's Discussion and Analysis of Financial Condition and
Results of Operations (continued)


translated basis when compared to first quarter 1993 results. On a local currency basis, WTG - Europe's sales increased 23.3% over 1993 first quarter results. Increased WTG business activity levels have resulted from the introduction of new products with related market share gains; the weaker lire making Italian products more price attractive in other European countries; marketing initiatives and a stronger economy in the United States.

         Gross margin as a percentage of sales decreased to 27.7% for the first quarter of 1994 compared to 28.6% for the first quarter of 1993. The Industrial Products Group gross profit percentage decreased to 27.3% in 1994 from 29.0% for the first quarter
1993. While the gross margin percentage at our largest division, the Engineered Products Division, remained relatively stable, decreases were noted at the Vertical Products Division in California as the sales mix shifted to a lower proportion of higher margin parts. Additionally, the correction of Mexican irregularities as described above also contributed to the gross margin percentage decline. These declines were somewhat offset by margin improvements at the Slurry Pump Division, due to favorable product mix and increased volume. The Water
Technologies Group's gross profit percentage increased slightly from 28.0% for the first quarter of 1993 to 28.2% for the first quarter of 1994. This increase is largely attributable to improved performance by the Texas Turbine Division offsetting declines in WTG-America's gross profit percentage due to unfavorable product mix.

         As a percentage to sales, SG&A expenses were 20.2% for the first three months of 1994 compared to 23.0% for the same period a year ago, reflecting the Company's efforts to contain costs through workforce reductions and the restructuring program implemented during 1993. Also reducing reported SG&A in 1994 is the favorability associated with the translation of WTG-Europe expenses.

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

<F50>
Goulds Pumps, Incorporated     Form 10-Q/A
Part I, Item 2


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

    Significant items impacting cash flow from operating activities in 1994 include a $6.7 million increase in receivables-net due to the high level of first quarter shipments and extended payment terms on certain international shipments; and a $7.7 million increase in inventories primarily at WTG Divisions to support new product introductions such as the Model GS series introduced in May 1994.

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

<F50>
Goulds Pumps, Incorporated     Form 10-Q/A
Part I, Item 2


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



<F50>
Goulds Pumps, Incorporated    Form 10-Q/A
Part II, Item 6





Item 6.  Exhibits and Reports on Form 8-K

    (a)         Exhibit XI.  (Earnings Per Share Computation)

    (b) No reports on Form 8-K were filed for the three months ended March 31, 1994.



<F50>
                                EXHIBIT XI

         GOULDS PUMPS, INCORPORATED AND CONSOLIDATED SUBSIDIARIES
                     COMPUTATION OF EARNINGS PER SHARE
                   (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        March 31,   March 31,
                                                            1994        1993 (3)
a.  Net earnings                                           $ 3,817     $ 2,380

b.  Decrease in interest expense (net of tax benefit)
    based upon issuance of all shares of common stock
    under Deferred Common Stock Agreement                  $    --     $    --

c.  Restated net earnings (a + b)                          $ 3,817     $ 2,380

d.  Actual weighted average number of shares outstanding    21,164      21,094

e.  Primary earnings per share based on actual average
    shares outstanding  (c / d) (1)                        $   .18      $  .11

f.  Shares exercisable under outstanding options             1,052         813

g.  Proceeds assuming exercise of outstanding options      $23,465     $16,825

    Reinvestment of proceeds under "Treasury Stock Method":

h.  Average market price per share during each quarter or
    market price at quarter-end (whichever is higher)      $ 25.04     $ 24.57

i.  Shares to be acquired (g / h)                              937         685

j.  Net increase in outstanding shares relative to stock
    options (f - i)                                            115         128

k.  Adjusted weighted average shares outstanding (d + j)    21,279      21,222

l.  Earnings per share assuming exercise of outstanding
    options (c / k)                                        $   .18     $   .11

m.  Dilutive (Anti-dilutive) effect on earnings per
    share (e - l) (2)                                      $    --     $    --



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


(3) Restated for adoption of SFAS 112 as of January 1, 1993.

<F50>


                                 SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       GOULDS PUMPS, INCORPORATED
                                               (Registrant)




Date: March 7, 1995                   /s/John P Murphy
                                      John P. Murphy
                                      Vice President - Finance
                                      (Mr. Murphy is the Chief
                                      Financial Officer and has
                                      been duly authorized to sign
                                      on behalf of the registrant.)