Form 10-Q/A
period 1994-06-30
GOULDS PUMPS INC
filed 1995-03-28
CIK 42791

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


Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations..... 9-14




                        PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K..................15-16


           Signature.........................................   17


This amendment is required to adjust 1994 previously reported quarterly results for accounting irregularities at the Company's
Mexican subsidiary which were discovered in late December 1994.
See Note 2 on Page 6 of this amendment for a more detailed
discussion of these irregularities.
<F50>
Condensed Consolidated Balance Sheets
Goulds Pumps, Incorporated
                                                       June 30,   December 31,
                                                           1994           1993
(In thousands)                                       (Unaudited)     (Audited)


 ASSETS
  Current assets:
   Cash and cash equivalents                         $ 11,719        $  7,153
   Receivables - net                                  127,597         109,637
   Inventories                                        120,559         106,185
   Deferred tax asset                                  13,955          13,557
   Prepaid expenses and other current assets           13,799          11,115
     Total current assets                             287,629         247,647

  Property, plant and equipment - net                 145,905         148,973
  Investments, including investments in
    affiliates                                         19,358          18,848
  Deferred tax asset                                    4,381           5,031
  Other assets                                         17,607          18,003

                                                     $474,880        $438,502

 LIABILITIES AND SHAREHOLDERS' EQUITY
  Current Liabilities:
   Notes payable                                     $ 35,428        $ 41,571
   Current portion of long-term debt                   32,823           6,922
   Trade payables                                      50,248          34,726
   Compensation and commissions                        16,763          16,519
   Income taxes payable                                 2,401              21
   Dividends payable                                    4,235           4,231
   Deferred tax liability                                 552           1,257
   Other                                               28,692          32,686
     Total current liabilities                        171,142         137,933

  Long-term debt                                       37,539          38,859
  Pension                                              17,809          16,905
  Other postretirement benefit obligation              54,527          53,418
  Deferred tax liability and other                      4,052           4,186


  SHAREHOLDERS' EQUITY:
   Common stock - $1.00 par value; authorized
   90,000,000; issued and outstanding
   21,174,363 and 21,153,966 shares,
   respectively                                        21,174          21,154
   Additional paid-in capital                          57,347          57,044
   Retained earnings                                  121,259         120,415
   Cumulative translation adjustments and other        (9,969)        (11,412)


     Total shareholders' equity                       189,811         187,201

                                                     $474,880        $438,502







  See Accompanying Notes to Condensed Consolidated Financial Statements.
<F50>

Condensed Consolidated Statements of Earnings (Unaudited)
Goulds Pumps, Incorporated
(In Thousands Except Per Share Data)

                                Three Months Ended         Six Months Ended
                                          June 30,              June 30,(1)
                                1994          1993         1994        1993


Net sales                      $150,128   $152,424      $286,773   $276,826
Cost and expenses:
 Cost of sales                  105,839    107,900       204,636    196,734
 Selling, general and
  administrative expenses        30,925     29,692        58,459     58,303
 Research and development
  expenses                        2,822      1,707         5,057      3,383
 Earnings from investments
  and affiliates                   (227)    (1,530)         (702)    (2,189)
 Interest expense                 1,667      1,560         3,129      2,630
 Interest income                   (349)      (703)         (773)    (1,064)
 Other expense                      117        452         1,156        145


Earnings before income taxes
 and cumulative effect of
 accounting change                9,334     13,346        15,811     18,884
Income taxes                      3,837      5,138         6,497      7,270

Earnings before cumulative
 effect of accounting change      5,497      8,208         9,314     11,614
Cumulative effect of accounting
 change, net of income tax
 benefit                             --         --            --     (1,026)

Net earnings                   $  5,497   $  8,208      $  9,314   $ 10,588

Net earnings per common share:
  Earnings before cumulative
   effect of accounting change $    .26    $   .39      $    .44    $   .55
  Cumulative effect of
   accounting change                 --         --            --       (.05)

Net earnings per
  common share                 $    .26    $   .39      $    .44    $   .50

Dividends per
 common share                  $    .20    $   .20      $    .40   $    .40

Weighted average shares
 outstanding (in thousands)      21,174     21,120        21,169     21,107


See Accompanying Notes to Condensed Consolidated Financial Statements.


(1)   Restated for adoption of SFAS 112 as of January 1, 1993.
<F50>
Condensed Consolidated Statements of Cash Flows (Unaudited)
Goulds Pumps, Incorporated

                                                     Six Months Ended June 30,
(In Thousands)                                           1994          1993(1)

OPERATING ACTIVITIES:
Net earnings                                          $ 9,314       $10,588
Adjustments to reconcile net earnings to net
  cash provided by (applied to) operations:
    Depreciation                                        12,648        12,409
    Amortization                                           616           518
    Cumulative effect of change in accounting principle     --         1,579
    Earnings from affiliates                              (702)       (2,189)
    Dividends received from affiliates                      --         1,000
    Decrease in deferred tax liability                    (743)         (936)
    (Increase) decrease in deferred tax asset              276        (1,508)
    Increase in receivables-net                        (16,573)      (29,296)
    Increase in inventories                            (13,024)       (7,992)
    Increase in trade payables, accrued
     expenses and other                                  5,359         3,648
    Other - net                                          4,677         1,605
      Net cash provided by (applied to)
      operating activities                              1,848       (10,574)

INVESTING ACTIVITIES:
Capital additions                                      (9,066)      (11,768)
Purchases of other assets                              (2,873)       (3,830)
Other - net                                                 5            24
     Net cash applied to investing activities         (11,934)      (15,574)

FINANCING ACTIVITIES:
Proceeds from long-term debt                            2,213        12,661
Payments on long-term debt                               (465)         (851)
Increase in short-term borrowings                      21,083        22,395
Proceeds from issuance of common stock                    323           948
Dividends paid                                         (8,466)       (8,652)
      Net cash provided by financing activities         14,688        26,501

Effect of exchange rate changes on cash                   (36)       (1,032)
Increase (decrease) in cash and cash equivalents        4,566          (679)

Cash and cash equivalents:
  Beginning of period                                   7,153        13,681
  End of period                                       $11,719       $13,002





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


<F50>
Goulds Pumps, Incorporated    Form 10-Q/A
Part I, Item 1



     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)


3. Four lawsuits were filed against the Company in April and May of 1994 arising from the sales of submersible pumps with brass or bronze components (see Part II, Item 1. "Legal Proceedings" on page 14 of the original 10-Q filing). Based on the Company's assessment of these lawsuits which are currently in early stages, no provision has been made for any losses in the accompanying consolidated financial statements.


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


6. Net earnings per share of common stock is based upon the weighted average number of shares of common stock outstanding during the period. No effect has been given to options outstanding under the Company's Stock Option Plans as no significant dilutive effect would result from the exercise of these options. See Exhibit XI on page 16 of 17.

<F50>
Goulds Pumps, Incorporated    Form 10-Q/A
Part I, Item 1



     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)


7. Inventories were as follows (in thousands):

                                          June 30,   December 31,
                                             1994           1993
                                       (Unaudited)      (Audited)

  Raw Materials                       $ 35,382       $ 31,927
  Work-in-Process                       54,370         49,062
  Finished Goods                        61,907         55,863

  Inventories Valued at FIFO           151,659        136,852
  LIFO Allowance                       (31,100)       (30,667)

  Inventories Less LIFO Allowance     $120,559       $106,185


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



<F50>
Goulds Pumps, Incorporated     Form 10-Q/A
Part I, Item 2

Management's Discussion and Analysis of Financial Condition and
Results of Operations


Overview

         While orders increases were noted by both operating groups, the Company's second quarter 1994 results were adversely affected by the weak performance of its 50%-owned joint venture, Oil Dynamics, Inc. (ODI) and by non-recurring charges for management restructuring, the devaluation of the Venezuelan bolivar, and expenses associated with the accelerated introduction of the very successful stainless steel submersible pump (GS).

         Second quarter 1994 sales of $150.1 million decreased 1.5% compared to 1993 second quarter sales of $152.4 million. Net earnings decreased 33.0% to $5.5 million from $8.2 million for the same quarter last year before an accounting change. Earnings per share for the quarter were $.26 compared to $.39 for the second quarter of 1993.

         Net sales for the six months ended June 30, 1994 were $286.8 million, up from $276.8 million a year ago. Net earnings were below the same period last year at $9.3 million or $.44 per share (before restatement of 1993 results for the cumulative effect of the change of accounting principle associated with the adoption of SFAS 112 as of January 1, 1993).

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

         Correction of these irregularities on a pre-tax basis decreased net sales by $2.2 million and increased cost of goods sold by $1.0 million for the year ended December 31, 1994. An immaterial portion of the irregularities occurred in 1993 and prior years ($1.1 million after-tax) and has been recognized as an adjustment to the first quarter 1994 reported results. Quarterly results for 1994 on an after-tax basis have therefore been restated to reflect the following adjustment: first quarter - a $1.5 million decrease to net earnings (E.P.S. $.07); second quarter - a $0.8 million decrease to net earnings (E.P.S. $.04); third quarter

<F50>
Goulds Pumps, Incorporated     Form 10-Q/A
Part I, Item 2

Management's Discussion and Analysis of Financial Condition and
Results of Operations (continued)


- - a $0.1 million decrease to net earnings (E.P.S. $.01); fourth quarter - a $2.4 million increase to net earnings (E.P.S. $.12), reflecting the reversal of the total amount of the correction previously recorded as a fourth quarter adjustment.

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

         On July 13, 1994, the Company announced the signing of a letter of intent to acquire the outstanding shares of Pumpenfabrik Ernst Vogel G.m.b.H. (Vogel), a leading pump manufacturer in Austria. Vogel had sales of approximately $60 million in 1993. Established in 1909, Vogel has manufacturing facilities in Austria with sales branches throughout Austria and in Germany, Poland, and Hungary. Strategically, this acquisition will provide the Company with market leadership in Austria, established access into Eastern Europe and other growth opportunities for both business segments.

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

As a Percentage of Total Net Sales              Percentage Change
   1994     1993(1)                              1994  vs.  1993(1)
  100.0%   100.0%  Net sales                              3.6%
   71.4     71.1   Cost of goods sold                    4.0
   20.4     21.0   SG&A expenses                          .3
    1.8      1.2   R&D expenses                         49.5
                   Earnings from investments
    (.3)     (.8)    and affiliates                    (67.9)
    1.1      1.0   Interest expense                     19.0
    (.3)     (.4)  Interest income                     (27.3)
     .4       .1   Other expense-net                   697.2
                   Earnings before income taxes
                     and cumulative effect of
    5.5      6.8     accounting change                 (16.3)
    2.3      2.6   Income taxes                        (10.6)
    3.2      4.2   Earnings before cumulative          (19.8)
                     effect of accounting change
                     Cumulative effect of change
     --      (.4)    in accounting principle          (100.0)
    3.2%     3.8%  Net earnings                        (12.0)%

(1)     Restated for adoption of SFAS 112 as of January 1, 1993.


         The increase in total sales of $9.9 million in the first six months of 1994 compared to the same period last year is primarily composed of a $13.2 million or 11.6% increase in Water Technologies Group sales while Industrial Products Group sales decreased 2.0% compared to 1993. Second quarter 1994 net sales of $150.1 million decreased 1.5% compared to second quarter 1993 net sales of $152.4 million. Industrial Products Group sales decreased 5.2% to $84.0 million for the second quarter of 1994, compared to second quarter 1993 sales of $88.7 million. The decline in sales largely occurred at the Municipal Business Unit (MBU) which had record shipments in the second quarter of 1993. The Water Technologies Group's second quarter sales increased by 3.7% to $66.1 million, up from $63.7 million a year ago. Specifically, WTG-America sales increased
3.6%, while at the Texas Turbine Division, sales jumped 21.8% versus the second quarter of 1993. WTG-Europe's (Lowara) sales increased 11.0% for the quarter on a translated basis. On a local currency basis, sales increased 17.2% for the same period. WTG's second quarter shipments complement a strong first quarter, resulting in the year-to-date sales increase of 11.6%. This sales

<F50>
Goulds Pumps, Incorporated     Form 10-Q/A
Part I, Item 2

Management's Discussion and Analysis of Financial Condition and
Results of Operations (continued)


increase reflects the success of strong product development efforts, sales and marketing initiatives, and favorable weather conditions for the residential water systems business.

         Gross margin as a percentage of sales was 28.6% for the first six months of 1994 as compared to 28.9% for the first six months of 1993. The Industrial Products Group gross profit percentage decreased for the first six months of 1994 to 27.8% from 28.9% a year ago. The Water Technologies Group gross profit percentage increased to 29.7% in 1994 compared to 29.0% for the first six months of 1993. Margin increases at WTG would have been even greater had it not been for additional costs incurred in connection with the accelerated introduction of the stainless steel GS pump.

         Selling, general and administrative (SG&A) expenses increased $1.2 million for the second quarter of 1994 compared to the same quarter a year ago primarily due to the management restructuring charge of $1.5 million recorded in June 1994 relating to the previously discussed management changes. Excluding management restructuring charges, SG&A expenses as a percentage to sales were 20.4% for the first six months of 1994 compared to 21.0% for the same period a year ago, reflecting the Company's efforts to contain costs through workforce reductions and the restructuring program implemented during 1993. The reduction in the total reported SG&A dollar amount in 1994 compared to 1993 is largely due to the favorability associated with the translation of WTG-Europe expenses.

         Research and development (R&D) expenses increased 49.5% compared to the first six months of 1993. The higher level of R&D expenses in the first half of 1994 relates primarily to the acquisition of Environamics whose patented hermetically sealed pump will be shipped late in 1994. Thus far, distributor orders in excess of $2.0 million have been received and shipments are scheduled to begin late in the fourth quarter of 1994. In May 1994, the Company introduced the Model GS stainless steel submersible pump, produced by WTG, one month earlier than previously scheduled. The GS pump has received strong market acceptance and sales to date have been at expected levels. The Company anticipates that it will continue to invest in new product development as well as in enhancements to existing products at a higher level than last year to improve its competitive position in the industry.

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


         Significant items impacting cash flow from operating activities in 1994 include a $16.6 million increase in trade receivables due to record second quarter shipments at WTG which generally operates at higher activity levels in the second and third quarters of the year combined with an increase in days sales outstanding at WTG-America; and a $13.0 million increase in inventories primarily at WTG divisions again due to seasonal business fluctuations and to support new product introductions such as the GS.

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






                        PART II.  Other Information






Item 6.  Exhibits and Reports on Form 8-K

         (a)    Exhibit XI (Earnings Per Share Computation)
         (b) No reports on Form 8-K were filed for the three months ended June 30, 1994.
<F50>
                                   EXHIBIT XI
            GOULDS PUMPS, INCORPORATED AND CONSOLIDATED SUBSIDIARIES
                       COMPUTATION OF EARNINGS PER SHARE
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    Three Months Ended    Six Months Ended
                                                              June 30,            June 30,
                                                   1994           1993     1994    1993(3)

a.  Net earnings - as reported                   $ 5,497      $ 8,208    $ 9,314   $10,588

b.  Decrease in interest expense (net of tax
    benefit) based upon issuance of all shares
    of common stock under Deferred Common
    Stock Agreement                              $    --      $    --    $    --   $    --

c.  Restated net earnings (a + b)                $ 5,497      $ 8,208    $ 9,314   $10,588

d.  Actual weighted average number of shares
    outstanding                                  21,174       21,120     21,169    21,107

e.  Primary earnings per share based on actual
    average shares outstanding  (c / d) (1)      $   .26      $   .39    $   .44   $   .50

f.  Shares exercisable under outstanding options     419         525        563       525

g.  Proceeds assuming exercise of outstanding
    options                                      $ 7,827     $10,244    $11,164   $10,244

    Reinvestment of proceeds under "Treasury Stock Method":

h.  Average market price per share during each
    period or market price at period-end
    (whichever is higher)                        $ 21.75      $ 24.63    $ 23.41   $ 24.63

i.  Shares to be acquired (g / h)                    360          416        477       416

j.  Net increase in outstanding shares relative
    to stock options (f - i)                          59          109         86       109

k.  Adjusted weighted average shares outstanding
    (d + j)                                       21,233       21,229     21,255    21,216

l.  Earnings per share assuming conversion of
    all Convertible Subordinated Debentures
    into common stock and exercise of
    outstanding options (c / k)                  $   .26      $   .39    $   .44    $  .50

m.  Dilutive (Anti-dilutive) effect on earnings
    per share (e - l)(2)                         $    --      $    --    $    --    $   --



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







                                 GOULDS PUMPS, INCORPORATED
                                              (Registrant)




Date: March  7, 1995                  /s/John P. Murphy
                                      John P. Murphy
                                      Vice President - Finance
                                      (Mr. Murphy is the Chief
                                      Financial Officer and has
                                      been duly authorized to sign
                                      on behalf of the registrant.)