Form 10-Q/A
period 1994-09-30
GOULDS PUMPS INC
filed 1995-03-28
CIK 42791

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


                          GOULDS PUMPS, INCORPORATED

                                     INDEX

                                                                 PAGE

                      PART I - FINANCIAL INFORMATION


Item 1.   Condensed Consolidated Balance Sheets -
          September 30, 1994 and December 31, 1993............      3

          Condensed Consolidated Statements of Earnings -
          Three Months Ended September 30, 1994 and 1993
          Nine Months Ended September 30, 1994 and 1993.......      4

          Condensed Consolidated Statements of Cash Flows -
          Nine Months Ended September 30, 1994 and 1993.......      5

          Notes to Condensed Consolidated Financial
          Statements..........................................    6-9


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.......  10-17



                       PART II - OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K....................  18-19


          Signature...........................................     20



This amendment is required to adjust 1994 previously reported quarterly results for accounting irregularities at the Company's Mexican subsidiary which were discovered in late December 1994. See Note 2 on Page 7 of this amendment for a more detailed discussion of these irregularities.








<F50>
Condensed Consolidated Balance Sheets
Goulds Pumps, Incorporated
                                                 September 30,     December 31,
                                                          1994             1993
(In Thousands)                                     (Unaudited)        (Audited)


 ASSETS
  Current assets:
   Cash and cash equivalents                         $  8,578        $  7,153
   Receivables - net                                  125,081         109,637
   Inventories                                        114,544         106,185
   Deferred tax asset                                  14,178          13,557
   Prepaid expenses and other current assets           12,324          11,115
     Total current assets                             274,705         247,647

  Property, plant and equipment - net                 145,497         148,973
  Investments in affiliates                            12,955          12,774
  Other investments                                     6,297           6,074
  Deferred tax asset                                    4,221           5,031
  Other assets                                         13,927          18,003

                                                     $457,602        $438,502

 LIABILITIES AND SHAREHOLDERS' EQUITY
  Current Liabilities:
   Notes payable                                     $ 28,565        $ 41,571
   Current portion of long-term debt                   25,077           6,922
   Trade payables                                      48,224          34,726
   Compensation and commissions                        17,756          16,519
   Income taxes payable                                   835              21
   Dividends payable                                    4,236           4,231
   Deferred tax liability                                 539           1,257
   Other                                               29,445          32,686
     Total current liabilities                        154,677         137,933

  Long-term debt                                       34,650          38,859
  Pension                                              18,102          16,905
  Other postretirement benefit obligation              55,068          53,418
  Deferred tax liability and other                      4,252           4,186


  SHAREHOLDERS' EQUITY:
   Common stock - $1.00 par value; authorized
   90,000,000; issued and outstanding
   21,181,158 and 21,153,966 shares,
   respectively                                        21,181          21,154
   Additional paid-in capital                          57,448          57,044
   Retained earnings                                  122,162         120,415
   Cumulative translation adjustments and other        (9,938)        (11,412)


     Total shareholders' equity                       190,853         187,201

                                                     $457,602        $438,502







  See Accompanying Notes to Condensed Consolidated Financial Statements.



<F50>
     Condensed Consolidated Statements of Earnings (Unaudited)
     Goulds Pumps, Incorporated
     (In thousands except per share data)

                             Three Months Ended       Nine Months Ended
                                   September 30,           September 30,
                               1994        1993         1994     1993(1)

     Net sales             $154,858    $149,895     $441,631   $426,721

     Cost and expenses:
      Cost of sales         110,499     106,734      315,135    303,468
      Selling, general and
        administrative
        expenses             27,981      28,408       86,290     86,711
      Research and
        development expenses  2,894       1,893        7,951      5,276
      Provision for
        environmental
        litigation fees       3,304          --        3,454         --
     (Earnings) losses from
       affiliates                96      (1,872)        (606)    (4,061)
      Interest expense        1,665       1,259        4,794      3,889
      Interest income        (1,989)       (269)      (2,762)    (1,333)
      Other expense           2,091         718        3,247        863

     Earnings before income
       taxes and cumulative
       effect of accounting
       change                 8,317      13,024       24,128     31,908
     Income taxes             3,178       4,433        9,675     11,703

     Earnings before
      cumulative effect
      of accounting
      change                  5,139       8,591       14,453     20,205
     Cumulative effect of
      accounting change,
      net of income tax
      benefit                    --         --            --     (1,026)

     Net earnings          $  5,139    $  8,591     $ 14,453   $ 19,179

     Net earnings
       per common share:
      Earnings before
       cumulative effect
       of accounting
       change              $    .24    $    .41     $    .68   $    .96
      Cumulative effect
       of accounting
       change                    --          --           --       (.05)

     Net earnings
       per common share    $    .24    $    .41     $    .68   $    .91


     Dividends per
      common share         $    .20    $    .20     $    .60   $    .60

     Weighted Average
      Shares Outstanding
      (in thousands)         21,176      21,140       21,171     21,118

     (1)    Restated for adoption of SFAS 112 as of January 1, 1993.

     See Accompanying Notes to Condensed Consolidated Financial
     Statements.
<F50>
Condensed Consolidated Statements of Cash Flows (Unaudited)
Goulds Pumps, Incorporated


                                               Nine Months Ended September 30,
(In Thousands)                                           1994          1993(1)

OPERATING ACTIVITIES:
Net earnings                                             $14,453       $19,179
Adjustments to reconcile net earnings to
  net cash provided by operations:
    Depreciation                                          18,829        18,584
    Amortization                                           1,000           824
    Cumulative effect of change in accounting principle       --         1,579
    Earnings from affiliates                                (606)       (4,061)
    Dividends received from affiliates                        --         3,500
    Decrease in deferred tax liability                      (551)        (1,078)
    Decrease (increase) in deferred tax asset                213        (1,260)
    Increase in accrued taxes                                790         6,990
    Increase in receivables-net                          (13,870)      (24,374)
    Increase in inventories                               (6,965)       (9,579)
    Increase in prepaid expenses and other                (1,000)       (5,320)
    Increase in trade payables, accrued
      expenses and other                                   5,061         7,960
    Other - net                                            4,124         3,189
    Net cash provided by operating activities             21,478        16,133

INVESTING ACTIVITIES:
Capital additions                                        (15,121)      (17,150)
Investment in insurance certificate                           --        (6,636)
Collection of long-term note receivable                    3,024         1,021
Purchase of other assets                                  (3,136)       (6,466)
Decrease in investment of unexpended revenue bond
  funds included in other assets                           2,014            --
Other - net                                                  166             4
   Net cash applied to investing activities              (13,053)      (29,227)


FINANCING ACTIVITIES:
Proceeds from long-term debt                               2,469        26,039
Payments on long-term debt                                  (829)      (11,858)
Increase in short-term borrowings                          3,704        14,683
Proceeds from issuance of common stock                       431         1,180
Dividends paid                                           (12,701)      (12,877)
   Net cash provided by (applied to) financing activities (6,926)       17,167


Effect of exchange rate changes on cash                      (74)       (1,831)

Increase in cash and cash equivalents                      1,425         2,242


Cash and cash equivalents:
  Beginning of period                                      7,153        13,681
  End of period                                          $ 8,578       $15,923


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

  Environmental Policy

  The Company's environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and that do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with completion of a feasibility study or the Company's commitment to a formal plan of action.
<F50>
Goulds Pumps, Incorporated    Form 10-Q/A
Part I, Item 1 (continued)


           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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


3. Four lawsuits were filed against the Company in April and May of 1994 arising from the sales of submersible pumps with brass or bronze components (see Part II, Item 1. "Legal Proceedings" on page 16 of the original 10-Q filing). Based on the Company's assessment of estimated legal and other fees resulting from these lawsuits, a charge of $3.3 million ($.10 per share) was recorded in the third quarter of 1994.

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

  The Company intends to vigorously defend all of the pending litigation as described in the Company's Form 10-Q for the
<F50>
Goulds Pumps, Incorporated    Form 10-Q/A
Part I, Item 1 (continued)


           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


  quarterly period ended March 31, 1994, as well as any additional lead-related litigation that may be commenced, but no assurance can be given as to the ultimate outcome of such litigation or its impact on the Company. If the Company were ultimately determined to be liable for the damages alleged in such litigation, the claims against the Company could be very substantial. However, all pending lead-related litigation is at a very preliminary stage and it is not possible at this time for the Company to quantify any potential civil penalties, damages and other relief sought by the various plaintiffs or to determine the extent of its liability, if any.


4.The consolidated financial statements for the first three quarters of 1993 have been restated to reflect the adoption as of January 1, 1993, of Statement of Financial Accounting Standards (SFAS) 112, Employers' Accounting for Postemployment Benefits.

  SFAS 112 requires employers to recognize the cost of certain postemployment benefits using the accrual method of accounting. The cumulative effect of this accounting change decreased 1993 earnings after taxes by $1.0 million or $.05 per share. The annual incremental cost of adopting SFAS 112 is immaterial on an ongoing basis.


5.Debt Information

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


6. Supplemental Schedule of Cash Flow Information (in thousands):

                                      For the nine months ended
                                  Sept. 30, 1994    Sept. 30, 1993

      Interest paid                   $5,064           $3,474
      Income taxes paid                9,281            9,051


7. Net income per share of common stock is based upon the weighted average number of shares of common stock and common stock
<F50>
Goulds Pumps, Incorporated    For
Part I, Item 1 (continued)


           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


  equivalents outstanding during the period. No effect has been given to options outstanding under the Company's Stock Option Plans as no significant dilutive effect would result from the exercise of these options. See Exhibit XI on page 18 of 19.


8. Inventories were as follows (in thousands):

                                   September 30,    December 31,
                                            1994            1993
                                     (Unaudited)       (Audited)

  Raw Materials                     $ 34,067        $ 31,927
  Work-in-Process                     52,351          49,062
  Finished Goods                      59,607          55,863

  Inventories Valued at FIFO         146,025         136,852
  LIFO Allowance                     (31,481)        (30,667)

  Inventories Valued at LIFO        $114,544        $106,185


9. Summarized unaudited financial information for Oil Dynamics, Inc., a 50%-owned joint venture which has a 52 - 53 week fiscal year ended October 31, and hence is recorded with a two-month reporting lag, is as follows (in thousands):

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

         Third quarter 1994 sales of $154.9 million increased 3.3% over 1993 third quarter sales of $149.9 million. Net earnings decreased 40.2% to $5.1 million from $8.6 million for the same quarter last year. Earnings per share for the quarter were $.24 compared to $.41 for the third quarter of 1993.

         Net sales for the nine months ended September 30, 1994 were $441.6 million, up 3.5% from $426.7 million a year ago. Net earnings were $14.5 million or $.68 per share, compared to $20.2 million or $.96 per share for the first nine months of last year (before restatement for the cumulative effect of the change of accounting principle associated with the adoption of SFAS 112 as of January 1, 1993).

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

         Correction of these irregularities on a pre-tax basis decreased net sales by $2.2 million and increased cost of goods sold by $1.0 million for the year ended December 31, 1994. An immaterial portion of the irregularities occurred in 1993 and prior

<F50>
Goulds Pumps, Incorporated     Form 10-Q/A
Part I, Item 2

Management's Discussion and Analysis of Financial Condition and
Results of Operations (continued)


years ($1.1 million after-tax) and has been recognized as an adjustment to the first quarter 1994 reported results. Quarterly results for 1994 on an after-tax basis have therefore been restated to reflect the following adjustment: first quarter - a $1.5 million decrease to net earnings (E.P.S. $.07); second quarter - a $0.8 million decrease to net earnings (E.P.S. $.04); third quarter
- - a $0.1 million decrease to net earnings (E.P.S. $.01); fourth quarter - a $2.4 million increase to net earnings (E.P.S. $.12), reflecting the reversal of the total amount of the correction previously recorded as a fourth quarter adjustment.

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

         Continued weak performance from the Company's joint venture, Oil Dynamics, Inc. (ODI) and a tax credit of $.6 million in the third quarter of 1993 arising from accounting rule changes under Financial Accounting Standard No. 109, also contributed to the decline in earnings per share to $.24 compared to $.41 in the same
quarter  last  year.   Earnings  from our investment in ODI for the
third quarter 1994 decreased by $1.9 million from the third quarter of 1993 mainly because of the non-recurrence of shipments to Russia and also by a downturn in the domestic market.

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


As a Percentage of Total Net Sales                  Percentage Change
   1994     1993(1)                                   1994  vs.  1993(1)

  100.0%   100.0%  Net sales                                 3.5%
   71.4     71.1   Cost of goods sold                        3.8
   19.5     20.3   SG&A expenses                             (.5)
    1.8      1.2   R&D expenses                             50.7
     .8       --   Provision for legal expenses              N.M.
    (.1)     (.9)  Earnings from affiliates                (85.1)
    1.1       .9   Interest expense                         23.3
    (.6)     (.3)  Interest income                         107.2
     .7       .2   Other expense-net                       276.2
                   Earnings before income taxes
                    and cumulative effect of
    5.4      7.5    accounting change                     (24.4)
    2.1      2.8   Income taxes                            (17.3)
    3.3      4.7   Earnings before cumulative              (28.5)
                     effect of accounting change
                   Cumulative effect of change
     --       .2     in accounting principle - net        (100.0)
    3.3%     4.5%  Net earnings                            (24.6)%

    N.M. = Not Meaningful
    (1) Restated for adoption of SFAS 112 as of January 1, 1993.



    The increase in total sales of $14.9 million in the first nine months of 1994 compared to the prior year is primarily composed of a $17.8 million or 9.7% increase in Water Technologies Group sales while Industrial Products Group sales decreased $2.9 million or 1.2% compared to 1993. Third quarter 1994 net sales were a record $154.9 million, increasing 3.3% over third quarter 1993 net sales of $149.9 million. Water Technologies Group sales increased 6.5% to $75.5 million for the third quarter of 1994, compared to third quarter 1993 sales of $70.9 million while IPG sales for the quarter

<F50>
Goulds Pumps, Incorporated     Form 10-Q/A
Part I, Item 2

Management's Discussion and Analysis of Financial Condition and
Results of Operations (continued)


approximated 1993 results.  Specifically at WTG, WTG-America (WTG-
A) sales increased 5.8%, while at the Texas Turbine Division, sales jumped 22.2% versus the third quarter of 1993. These increases resulted from favorable weather conditions and new product
introductions.   Sales  at  WTG-A have not been materially impacted
by the April 1994 EPA announcement regarding pumps containing some bronze components. On a lire basis, WTG-Europe sales for the quarter increased 6.3% over third quarter 1993.

    Gross profit as a percentage of sales was 28.6% for the first nine months of 1994 compared to 28.9% for the first nine months of 1993. The Industrial Products Group gross profit percentage decreased for the first nine months of 1994 to 27.3% from 28.2% a year ago, reflecting the correction of Mexican accounting irregularities. Water Technologies Group gross profit percentage increased to 30.0% in 1994 compared to 29.7% for the first nine months of 1993. Margin increases at WTG would have been somewhat greater had it not been for additional costs incurred largely in the second quarter in connection with the accelerated launch of the new stainless steel GS submersible pump line, introduced as a substitute for pumps containing some bronze components.

    Selling, general and administrative (SG&A) expenses as a percentage of sales decreased to 19.5% for the first nine months of 1994 compared to 20.3% for the same period a year ago, reflecting the Company's efforts to contain costs through workforce reductions and the restructuring program implemented during 1993. SG&A reductions in 1994 would have been even greater had it not been for a management restructuring charge of $1.5 million recorded in June 1994 related to the resignation of Stephen V. Ardia as President and C.E.O. and subsequent appointment of Thomas C. McDermott to that position.

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

    Significant items impacting cash flow from operating activities in 1994 include a $13.9 million increase in trade receivables due to record third quarter shipments at WTG which generally operates at higher activity levels in the second and third quarters of the year combined with an increase in days sales outstanding at WTG-Europe; and a $7.0 million increase in inventories primarily at WTG divisions again due to seasonal business fluctuations and to support new product introductions such as the new stainless steel GS submersible pump line. Since this new product introduction had been planned, the Company has not experienced material losses on WTG-A inventory of submersible pumps containing some bronze parts nor do they expect material losses in the future.

    In the first nine months of 1994, capital additions were $15.1 million. Significant 1994 projects include equipment additions and upgrades at domestic and international locations. The Company expects to spend approximately $20 - $25 million in total capital expenditures for the year.

    Additionally, cash flows from investing activities were
impacted by $3.0 million in cash received to repay in full a long-
<F50>
Goulds Pumps, Incorporated     Form 10-Q/A
Part I, Item 2

Management's Discussion and Analysis of Financial Condition and
Results of Operations (continued)


term note receivable not due to expire until June 1997, and the receipt of $2.0 million of cash from sinking funds, previously restricted and classified as other long-term assets, related to Industrial Revenue Bond Proceeds.

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


<F50>
                                   EXHIBIT XI

            GOULDS PUMPS, INCORPORATED AND CONSOLIDATED SUBSIDIARIES

                       COMPUTATION OF EARNINGS PER SHARE

                                                                                   Three Months Ended     Nine Months Ended
(IN THOUSANDS,                                                                          September 30,         September 30,
EXCEPT PER SHARE DATA)                                                             1994          1993(3)  1994         1993(3)
a.  Net earnings - as reported                                                     $ 5,139    $ 8,591     $14,453   $19,179

b.  Decrease in interest expense (net of tax benefit) based upon issuance
    of all shares of common stock under Deferred Common Stock Agreement            $    --    $    --     $    --   $    --

c.  Restated net earnings (a + b)                                                  $ 5,139    $ 8,591     $14,453   $19,179

d.  Actual weighted average number of shares outstanding                            21,176     21,140      21,171    21,118

e.  Primary earnings per share based on actual average shares
    outstanding  (c / d) (1)                                                       $   .24    $   .41     $   .68   $   .91

f.  Shares exercisable under outstanding options                                       412        954         435       954

g.  Proceeds assuming exercise of outstanding options                              $ 7,736    $20,768     $ 8,259   $20,768

    Reinvestment of proceeds under "Treasury Stock Method":

h.  Average market price per share during each period or market price
    at period-end (whichever is higher)                                            $ 22.00    $ 25.75     $ 22.74   $ 25.75

i.  Shares to be acquired (g / h)                                                      352        807         363       807

j.  Net increase in outstanding shares relative to stock options (f - i)                60        147          72       147

k.  Adjusted weighted average shares outstanding (d + j)                            21,236     21,287      21,243    21,265

l.  Earnings per share assuming exercise of outstanding
    options (c / k)                                                                $   .24    $   .40     $   .68   $   .90

m.  Dilutive (Anti-dilutive) effect on earnings per share (e - l)(2)               $    --    $   .01     $    --   $   .01


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