Form 10-K
period 1994-12-31
GOULDS PUMPS INC
filed 1995-03-28
CIK 42791

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

  (Mark One)
  [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 [FEE REQUIRED]
       For the fiscal year ended December 31, 1994
                                    OR
  [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
       For the transition period from.....................to....................
  Commission file number 0-684
                        GOULDS PUMPS, INCORPORATED
          (Exact name of registrant as specified in its charter)
              Delaware                                     15-0321120

(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)
    300 WillowBrook Office Park, Fairport, New York              14450
         (Address of principal executive offices)              (Zip Code)
Registrant's telephone number, including area code            (716) 387-6600

Securities registered pursuant to Section 12(b) of the Act:
      Title of each class             Name of each exchange on which registered
            None
Securities registered pursuant to Section 12(g) of the Act:
                      Common Stock, $1 Par Value Per Share

                             (Title of Class)
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.  [   ]

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the last 90 days.    Yes  X    No
    As of February 28, 1995, 21,217,092 common shares were outstanding, and the aggregate market value of the common shares of Goulds Pumps, Inc. held by non-affiliates was approximately $447 million.

                    DOCUMENTS INCORPORATED BY REFERENCE
    Proxy Statement for Annual Meeting of Shareholders to be held on May 3, 1995 (Proxy Statement). See Part III of this Form 10-K Annual Report for portions incorporated by reference.
<F50>





                        GOULDS PUMPS, INCORPORATED

                             TABLE OF CONTENTS

                                                                      Page

                                  PART I

Item 1.   Business.............................................        3-10
          Executive Officers...................................          11

Item 2.   Properties...........................................          12

Item 3.   Legal Proceedings....................................       12-13

Item 4.   Submission of Matters to a Vote of Security Holders..          13


                                  PART II

Item 5.   Market for the Registrant's Common Equity Securities
          and Related Stockholder Matters....................            14

Item 6.   Selected Financial Data..............................       15-16

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations................         17-26

Item 8.   Financial Statements and Supplementary Data..........       27-49

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure................            50


                                  PART III

Item 10.  Directors and Executive Officers of the Registrant....         50

Item 11.  Executive Compensation................................         50

Item 12.  Security Ownership of Certain Beneficial Owners
          and Management.....................................            50

Item 13.  Certain Relationships and Related Transactions.......          50


                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules, and
              Reports on Form 8-K...............................      50-80

              Signatures........................................      81-82

















<F50>
                                  PART I

ITEM 1.     BUSINESS

         (A)  General Development of Business

                   The Company started business in 1848 and was incorporated 20 years later in 1864 under the laws of New York State as Downs & Co. Manufacturing Company. In 1869, the Company's name was changed to The Goulds Manufacturing Company and in 1926 the name was changed to Goulds Pumps, Incorporated. Effective December 31, 1984, the Company was reincorporated under the laws of the State of Delaware by virtue of a merger transaction. In December 1994, the Company moved its Corporate headquarters from Seneca Falls, New York, to Fairport, a suburb of Rochester, New York.

                   Goulds Pumps, Incorporated designs, manufactures and services pumps, motors and accessories for industrial, agricultural, commercial and consumer markets. Industrial markets account for approximately 55 percent of the Company's sales. These include: chemical, petrochemical, energy, refining, pulp and paper, utilities, mining and municipal, including waste water treatment systems. The remaining sales, representing approximately 45 percent of the Company's business, include pumps, motors and accessories for home water and sewage systems, agricultural irrigation and commercial uses.

                   1994 was a year of significant changes and transition at Goulds Pumps, marked by challenges and accomplishments. Goulds Pumps' 1994 sales were above 1993 levels and results from group operations for the year, before 1994 unusual charges improved over last year. Offsetting the increase in group operational results were several significant and unusual charges which resulted in an overall decline in annual earnings per share from $1.12 (before accounting change) in 1993 to $.86 in 1994. These charges included a pre-tax, restructuring charge of $3.5 million to downsize and consolidate domestic and overseas locations, which was recorded in the fourth quarter, reducing reported earnings by $.10 on an after-tax basis; a charge recorded earlier in the year for environmental litigation fees ($3.5 million pre-tax); and an accrual related to top-level management changes recorded in June 1994 ($1.5 million pre-tax). A significant decline in earnings from its former joint venture, Oil Dynamics, Inc. (ODI) ($4.0 million pre-tax), a higher effective tax rate due to one-time tax benefits ($2.4 million after-tax) realized in 1993, and adjustments due to accounting irregularities uncovered at the Company's Mexican subsidiary (a $3.2 million pre-tax charge) were also important factors reducing reported EPS. During the fourth quarter, a pre-tax $4.2 million credit resulting from changes in eligibility requirements for the Company's postretirement medical and life insurance programs was recorded.


         1994 highlights included:

              In June 1994, Stephen V. Ardia, President and Chief Executive Officer, resigned. The Board of Directors announced the election of Thomas C. McDermott, as President and Chief Executive Officer, succeeding Mr. Ardia. Mr. McDermott, 58, has been a Director of the Company since 1988. He was previously employed by Bausch & Lomb, Incorporated, Rochester, New York, where he was a Director and served as President and Chief Operating Officer from 1986 to 1993. In the second quarter of 1994, the Company recognized a $1.5 million pre-tax charge associated with this leadership change.

<F50>
              In December 1994, the Company consummated the purchase of all of the outstanding shares of Pumpenfabrik Ernst Vogel AG (Vogel), a leading pump manufacturer in Austria for $17.8 million and also assumed debt in the amount of $34.5 million which will be reflected in the Company's 1995 financial statements. Vogel had sales of approximately $62.0 million in 1994. Established in 1909, Vogel has manufacturing facilities in Austria and sales branches throughout Austria and in Germany, Poland and Hungary. Strategically, this acquisition will provide the Company with market leadership in Austria, established access into Eastern European markets and other growth opportunities and synergies with both business segments.

              In the fourth quarter of 1994, the Company adopted a restructuring program involving the closure or downsizing of several domestic and overseas locations, which is expected to reduce costs, enhance operating efficiencies, and improve profitability. The Company recorded a $3.5 million pre-tax charge related to this program in 1994.

              In 1994, a charge of $3.5 million pre-tax was recorded for legal and other fees related to the Company's vigorous defense of the lawsuits commenced in 1994 arising from the sales of submersible pumps with brass or bronze components (see "Environmental Considerations"). This charge includes the establishment of a $2.2 million reserve to cover revised estimates of future legal costs to pursue that defense. At December 31, 1994, the remaining reserve was $1.9 million. Although the Company believes the reserve is adequate based on current estimates, it is possible that the range of such costs and related expenses could exceed its reserve by as much as $1.0 million. There has not been, nor does the Company currently anticipate, any material impact on sales or inventories resulting from these lawsuits.

              The Company intends to vigorously defend all of the pending litigation, as well as any additional lead-related litigation that may be commenced, but no assurance can be given as to the ultimate outcome of such litigation or its impact on the Company. If the Company were ultimately determined to be liable for the damages alleged in such litigation, the claims against the Company could be substantial. The Company's insurance carriers have presently disclaimed coverage for any liability resulting from this litigation. However, all pending lead-related litigation is at a preliminary stage and it is not possible at this time for the Company to quantify any potential civil penalties, damages and other relief sought by the various plaintiffs or to determine the extent of its liability, if any.

              In December 1994, the Company moved its Corporate headquarters from Seneca Falls, New York, to Fairport, a suburb of Rochester, New York. The Company believes this move will allow the Corporate function to focus more clearly on strategic business issues.


    (B)  Financial Information About Industry/Market Segments

              Financial information about market segments contained in Note 14 (Major Market Segment Information) on page 48 of this Annual Report on Form 10-K.

    (C)  Narrative Description of Business

              Overview

              The Company designs, manufactures and services pumps for the
<F50>
              industrial, agricultural, commercial and consumer markets.
              The Company's pumps are manufactured for a broad range of uses in the chemical, petrochemical, refining, pulp and paper, utilities and mining industries, home water and sewage systems, agricultural irrigation and office building and other commercial applications.

              The Company is organized into two groups: the Industrial Products Group ("IPG") and the Water Technologies Group ("WTG").

              Industrial Products Group

              The Industrial Products Group represented approximately 55% of the Company's sales and 47% of operating earnings for 1994. The types of pumps manufactured for customers served by the Industrial Products Group include end-suction, double-suction, multistage, axial flow, vertical turbine, sump and slurry pumps to meet a wide variety of needs in the industrial and municipal markets including pumps designed for API and ANSI standards. The Company manufactures pumps from nonmetallic materials for applications where metal alloys are unsatisfactory or prohibitively expensive. The Company's vertical industrial turbine pumps are used throughout industries where space limitations or unsatisfactory suction conditions make the use of horizontal pumps impractical. The Company's slurry pumps serve the alumina and phosphate mining and minerals markets. Abrasion resistant pumps are manufactured for mining, utility and steel mill applications. The Company's Pump Repair and Overhaul (PRO) Service Centers play a role in customer service by rebuilding and repairing pumps and other rotating equipment produced by any manufacturer. The Company currently operates five PRO Service Centers domestically, three in Canada, and one in Thailand.

              The Company has a repair parts service organization to assist customers in its key industrial areas of the United States. Service representatives provide emergency service and technical advice on a 24-hour basis.

              In 1994, IPG posted sales of $323.3 million, an increase of $7.1 million or 2.3% compared to 1993 results. IPG sales improvements were led by EPD which reported record annual net sales in 1994, representing a 10.4% increase over 1993 results. IPG sales in the fourth quarter of 1994 were 10.7% higher than the same quarter a year ago, which were impacted by shipment delays due to the implementation of new business systems at EPD during October 1993. In 1995, IPG expects sales growth if higher capital spending trends and higher operating activities continue in its core markets, especially in the chemical and pulp and paper sectors. Market acceptance of new products including the Environamics product lines which began shipping in December 1994 should further increase sales in 1995.

              The Company's industrial sales organization markets pumps for U.S. industrial users through direct sales offices, sales representatives, and distributors. The services of the independent representatives and distributors are used in geographic areas where it is not economical to maintain a direct branch office and in some of the large metropolitan areas where they supplement branch personnel in servicing specialized markets. The Company employs approximately 60 sales engineers nationwide in its branch sales offices and has 35 distributors and representatives.


<F50>
              Water Technologies Group

              The Water Technologies Group represented approximately 45% of the Company's sales and 53% of operating earnings for 1994. The Group manufactures and sells water pump systems, which include pumps, motors, pressure tanks and related accessories, used to supply water for farms, single and multiple family residences, office buildings, restaurants and other commercial uses, and municipal water supply and sewage treatment facilities. Larger submersible pumps are used to supply water for commercial and municipal customers. A commercial line of pumps is manufactured and sold for light industrial application. Submersible and deep-well turbine pumps are used for irrigation and other agricultural services. The Company believes it is the largest manufacturer of home water pump systems in the world.

              The home water systems market presently accounts for 52% of Water Technologies Group sales. This market is cyclical, however, because it is tied to general economic conditions and the weather.

              In 1994, WTG posted sales of $262.2 million, an increase of $22.7 million or 9.5% above 1993 results. WTG sales were at record levels for the year and for the fourth quarter of 1994. Led by aggressive new product introductions and targeted sales programs, all WTG operating units posted healthy sales increases, with the Texas Turbine Division, in particular, reporting a 35.3% sales improvement. WTG-America (WTG-A) sales increased 10.0% for 1994 compared to 1993 as the new GS series, introduced in May 1994, and continued commercial line growth boosted sales. Sales at WTG-A in 1994 were not materially impacted by the April 1994 EPA announcement regarding pumps containing some bronze components. WTG-E (Lowara) sales for 1994 were 3.8% above 1993 on a translated basis. On a local currency basis, sales for the year increased 9.8% over 1993 due to the shipment of new products and increased sales presence throughout European markets. In the U.S., WTG will continue to focus in 1995 on the development and introduction of new products and expanding and improving existing product lines. Internationally, WTG-E is continuing to expand its European presence through the Vogel acquisition which complements the broad range of Goulds and Lowara products currently marketed in Europe with medium and heavy-duty water systems and industrial application pumps. Vogel has a leading market share in Austria, with annual sales approximating $62.0 million.

              The Company's agricultural pumps and domestic water systems pumps manufactured by WTG are marketed in the United States through the WTG-A sales force. The Company employs approximately 50 WTG-A field sales force persons to call on approximately 500 distributors throughout the country. These distributors, primarily plumbing, heating and pump specialty wholesalers, sell to and service nearly 8,000 Goulds Pumps Dealers Association members.


              Joint Ventures

              In November 1994, the Company and Franklin Electric Co., Inc. (Franklin) announced that control of ODI had been assumed by Franklin. Previously, ODI was owned and controlled equally by Goulds and Franklin. The change in control resulted from the Company's election to receive a cash dividend in the amount of $11.7 million in lieu of a stock dividend declared by ODI.
              the Company continues to own 3% of ODI's voting stock. Franklin's receipt of the stock dividend increased its interest in ODI to 97%. The Company believes this action will
<F50>
              allow it to better focus its resources on those businesses more closely aligned to its strategic plan.

              An international joint venture is discussed on page 8 of this report under "International Operations".

(D) General

              Competition

              The Company is one of the largest manufacturers of pumps in the United States. There are few competitors in the industrial sector in the United States which carry a diversified product line with a broad service network comparable to that of the Company.

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


              Product Development

              The Company is committed to the ongoing development of new products and improvement of existing products. Research and development expenditures amounted to $10.6 million, $7.2 million, and $7.9 million for the years ended December 31, 1994, 1993, and 1992, respectively.

              Research and development (R&D) expenses in 1994 increased 47.2% compared to 1993 spending levels. The higher level of R&D expenses in 1994 relates primarily to Environamics which began shipping in late 1994. In May 1994, the Company introduced the Model GS stainless steel submersible pump, produced by WTG, one month earlier than previously scheduled. The GS pump has received strong market acceptance and sales to date have been at expected levels. In 1995, the Company anticipates that it will continue to invest in new product development as well as in enhancements to existing products but at a slightly lower percentage to sales than in 1994.


              International Operations

              The Company has manufacturing and assembly operations in Italy, Austria, Canada, Mexico, Singapore, South Korea, Venezuela, the Netherlands and the Philippines. Sales by foreign affiliates were approximately $157 million, $152 million, and $161 million for 1994, 1993 and 1992, respectively. The largest international subsidiary, Goulds Pumps Europe has wholly-owned subsidiaries in Italy, the United Kingdom, Austria, France, Belgium, Ireland, Slovenia, and the Netherlands, and majority-owned subsidiaries in Denmark, Portugal, and Germany. The Italian subsidiary, Lowara S.p.A., fabricates stainless-steel pumps which are sold worldwide and has recently introduced several key new products with significant growth potential. Vogel, the Company's newly
<F50>
              acquired Austrian operation, produces pumps for medium- and heavy-duty water systems and industrial applications. The Canadian operation includes a manufacturing facility in Cambridge, Ontario, for water systems products and for industrial products, as well as sales offices in Montreal and Calgary. The Philippines subsidiary manufactures residential and agricultural water systems pumps. The Mexican operation manufactures various pumps for industrial and agricultural applications. The Venezuelan subsidiary produces and markets certain industrial and water systems pumps primarily in Venezuelan markets. The Korean operation is an assembly and testing facility to provide support to customers in the Asia-Pacific region. The Netherlands operation is an assembly, testing and distribution site for industrial products. The Singapore operation is an assembly and distribution site for both IPG and WTG products serving the Asia-Pacific region.

              The international sales efforts of the Company's employees are supplemented by local sales representatives. Offices to support foreign sales have been established in Fort Lauderdale, Florida; Singapore, Republic of Singapore; Cairo, Egypt; Athens, Greece; IJmuiden, Netherlands; Dammam, Saudi Arabia; Bombay, India; Santiago, Chile; Southhampton, England; Beijing, China; Taipei, Taiwan; Lima, Peru and Seoul, South Korea. In addition, the foreign operations maintain sales personnel to market their respective products.

              Export sales from the United States were $58 million in 1994, $62 million in 1993, and $58 million in 1992. The Company's export sales are distributed throughout the world without concentration in any one geographic region.

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

              Raw materials for the Company's products are in adequate supply from a number of alternative suppliers and, at present, the Company has the ability to select and apportion among vendors based on price, quality and delivery capability. The Company has entered into several quality alliances with selected vendors in order to focus on improving the quality, delivery and costs related to purchased material. This emphasis on vendor performance will continue on an ongoing basis.

              The Company purchases motors for its domestic water systems pumps primarily from Franklin Electric Company. The Company expects that it will continue to purchase motors from Franklin, but if the Company were required to establish a relationship with another supplier, its manufacturing business could be temporarily disrupted.

<F50>
              Employee Relations

              The Company presently employs approximately 4,200 people. Approximately 1,160 employees are covered under union contracts stipulating rates of pay, hours of employment and other conditions of employment. During the second quarter of 1994, the Company successfully negotiated an early settlement of a new three-year contract with the 300-member United Steelworkers of America union located at the Slurry Pump Division in Ashland, Pennsylvania. In July 1994, the Company also successfully negotiated a new three-year contract with approximately 60 union employees at the Vertical Products Division, located in City of Industry, California. In November 1995, the Company's contract with approximately 730 union employees at its two largest facilities located in Seneca Falls, New York, expires.

              Approximately 2,700 persons are employed domestically while approximately 1,500 persons work at foreign affiliate locations.


              Seasonal Business

              The Company operates at its lowest level during the first and last quarter of each calendar year due primarily to
              the   Water Technologies Group market decline in winter
              months. The Industrial Products Group of the Company is not a seasonal business.


              Environmental Considerations

              On April 18, 1994, the Attorney General of California and two environmental groups filed separate complaints in the Supreme Court of the State of California for Alameda County against the Company and certain other submersible pumps manufacturers alleging the unlawful discharge of lead into sources of drinking water through leaching from pumps manufactured by the Company and such other manufacturers, as well as failure to warn consumers of potential exposure to lead. The complaints seek various remedies including civil penalties.

              On April 28, 1994, a complaint was filed against the Company and its then President in Federal Court for the Western District of New York, alleging violation of U.S. securities laws and common law fraud. The complaint seeks certification of a class of plaintiffs consisting of all purchasers of the Company's common stock during the period March 29, 1993 through April 20, 1994 inclusive. The complaint seeks, among other remedies, damages in an unspecified amount, allegedly suffered by the putative class from a decrease in the market price of the Company's common stock on April 20, 1994, after the filing of the litigation described above.

              A fourth complaint, filed on May 3, 1994, in the Superior Court of Washington for King County alleging a class action against the Company was dismissed during 1994.

              In 1994, a charge of $3.5 million pre-tax was recorded for legal and other fees related to the Company's vigorous defense of the lawsuits commenced in 1994 arising from the sales of submersible pumps with brass or bronze components. This charge includes the establishment of a $2.2 million reserve to cover revised estimates of future legal costs to pursue that defense. At December 31, 1994, the remaining reserve was $1.9 million. Although the Company believes the reserve is adequate based on current estimates, it is possible that the range of such costs and related expenses could exceed its
<F50>
              reserve by as much as $1.0 million. There has not been, nor does the Company currently anticipate, any material impact on sales or inventories resulting from these lawsuits.

              The Company intends to vigorously defend all of the pending litigation, as well as any additional lead-related litigation that may be commenced, but no assurance can be given as to the ultimate outcome of such litigation or its impact on the Company. If the Company were ultimately determined to be liable for the damages alleged in such litigation, the claims against the Company could be substantial. The Company's insurance carriers have presently disclaimed coverage for any liability resulting from this litigation. However, all pending lead-related litigation is at a preliminary stage and it is not possible at this time for the Company to quantify any potential civil penalties, damages and other relief sought by the various plaintiffs or to determine the extent of its liability, if any.

              As disclosed in previous SEC filings, the Company recorded a $2.0 million provision in the fourth quarter of 1991 for estimated costs to monitor and remediate an inactive Company landfill site in Seneca Falls, New York. At December 31, 1994, the remaining reserve was $1.8 million. No third-party recoveries have been included in the determination of this reserve, nor are any expected. The remediation plan has been approved by the New York State DEC and is expected to be completed in 1995 or early 1996. The Company does not currently expect any additional material costs in future years associated with this site.

              Although the Company is unable to predict what legislation or regulations may be adopted or enacted in the future with respect to environmental protection and waste disposal, existing legislation and regulations have had no material adverse effect on its capital expenditures, earnings or competitive position. Capital expenditures for property, plant and equipment for environmental control were not material during 1994 and are not anticipated to be material in 1995 or 1996.


              Patents and Trademarks

              Although the Company owns several beneficial patents, none are considered to be material to its operations. The Company believes its trademark "Goulds" is of importance worldwide, since its products have been sold and used for almost 150 years.


              Backlog

              Backlog is primarily in the Industrial Products Group as the Water Technologies Group maintains minimal backlog levels since their products are normally shipped within two weeks from receipt of a customer order. The backlog of orders was $121.7 million at February 28, 1995, an increase of $23.1 million from February 28, 1994 levels. This increase is due to the strong orders trend experienced in the fourth quarter of 1994 into early 1995.
<F50>
                            EXECUTIVE OFFICERS



Name                Age     Present Office and Experience


T. C. McDermott      58     President and Chief Executive Officer since June
                            1994. Director since 1988. Previously, a Director and President and Chief Operating Officer of Bausch
                            & Lomb Inc. 1986-1993.


E. B. Bradshaw       56     Vice President since 1979; Secretary since 1974;
                            General Counsel since 1969.


M. A. Lambertsen     55     Vice President - Human Resources since December,
                            1991; Previously Vice President of Human Resources of Fisher-Price, Inc., 1978-1991.


J. M. Morphy         47     Group Vice President - Industrial Products Group
                            since October 1992; Vice President and Chief
                            Financial Officer 1986-1993; Controller 1985-1986;
                            Previously Vice-President and Controller, Computer
                            Consoles, Inc., Rochester, NY.


J. P. Murphy         48     Vice President and Chief Financial Officer since
                            August 1993; Previously Executive Vice President and Chief Financial Officer of Westcan Chromalox,
                            Inc., in Toronto, Canada, 1991-1993; Vice
                            President-Finance and Administration and Chief
                            Financial Officer of Hamilton Beach, Inc., of
                            Waterbury, CT, 1986-1991.


F. J. Zonarich       49     Group Vice President - Water Technologies Group
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

<F50>
ITEM 2.                PROPERTIES

The Company's Corporate headquarters are leased in Fairport, New York. The two largest manufacturing facilities are located in Seneca Falls, New York. Other domestic manufacturing facilities are also located in Baldwinsville, New York; Ashland, Pennsylvania; Lubbock, Texas; Hudson, New Hampshire; and City of Industry, California. An assembly, shipping, and receiving facility for water systems is maintained in Auburn, New York. International manufacturing facilities are currently located in Italy, Austria, Canada, Mexico, Venezuela, Singapore, South Korea and the Philippines. Goulds Pumps Europe maintains subsidiaries which are located in Italy, Germany, Belgium, Denmark, Portugal, France, Ireland, the Netherlands, and the United Kingdom.

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

During the five years ended December 31, 1994, the Company invested approximately $160 million in capital improvements, primarily relating to upgrades in machinery and equipment. Management believes that the Company's facilities are well maintained and adequate for its operations.


ITEM 3.  LEGAL PROCEEDINGS

On April 18, 1994, the Attorney General of California and two environmental groups filed separate complaints in the Supreme Court of the State of California for Alameda County against the Company and certain other submersible pumps manufacturers alleging the unlawful discharge of lead into sources of drinking water through leaching from pumps manufactured by the Company and such other manufacturers, as well as failure to warn consumers of potential exposure to lead. The complaints seek various remedies including civil penalties.

On April 28, 1994, a complaint was filed against the Company and its then President in Federal Court for the Western District of New York alleging violation of U.S. Securities laws and common law fraud. The complaint seeks certification of a class of plaintiffs consisting of all purchasers of the Company's common stock during the period March 29, 1993 through April 20, 1994 inclusive. The complaint seeks, among other remedies, damages in an unspecified amount, allegedly suffered by the putative class from a decrease in the market price of the Company's common stock on April 20, 1994 after the filing of the litigation described above.

A fourth complaint, filed on May 3, 1994, in the Superior Court of Washington for King County alleging a class action against the Company was dismissed during 1994.

In 1994, a charge of $3.5 million pre-tax was recorded for legal and other fees related to the Company's vigorous defense of the lawsuits commenced in 1994 arising from the sales of submersible pumps with brass or bronze components. This charge includes the establishment of a $2.2 million reserve to cover revised estimates of future legal costs to pursue that defense. At December 31, 1994, the remaining reserve was $1.9 million. Although the Company believes the reserve is adequate based on current estimates, it is possible that the range of such costs and related expenses could exceed its reserve by as much as $1.0 million. There has not been, nor does the Company currently anticipate, any material impact on sales or inventories resulting from these lawsuits.

The Company intends to vigorously defend all of the pending litigation, as well as any additional lead-related litigation that may be commenced, but no assurance can be given as to the ultimate outcome of such litigation or its impact on the Company. If the Company were ultimately determined to be liable for the damages alleged in such litigation, the claims against the Company could
<F50>
be substantial. The Company's insurance carriers have presently disclaimed coverage for any liability resulting from this litigation. However, all pending lead-related litigation is at a preliminary stage and it is not possible at this time for the Company to quantify any potential civil penalties, damages and other relief sought by the various plaintiffs or to determine the extent of its liability, if any.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders during the fourth quarter of 1994.
<F50>
                                  PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY SECURITIES AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded in the NASDAQ National Market System under the symbol GULD. Quarterly high and low sales prices reported by NASDAQ National Markets and related dividend information for the past two years is set forth below:

                    Market value per share
                                      1994                            1993
                    Quarter      High      Low       Quarter     High      Low

                    1st        $26.50   $22.00       1st       $25.75   $21.25

                    2nd        $24.38   $19.38       2nd       $25.63   $22.38

                    3rd        $22.75   $19.38       3rd       $26.50   $23.38

                    4th        $23.38   $19.13       4th       $26.75   $23.13

                    Year       $26.50   $19.13       Year      $26.75   $21.25


                    Dividend paid per common share
                    Quarter    1994          1993

                    1st        $.20          $.20

                    2nd        $.20          $.20

                    3rd        $.20          $.20

                    4th        $.20          $.20

                    Year       $.80          $.80

The approximate number of record holders of the Company's common stock as of February 28, 1995 was 5,234.

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

<F50>
ITEM 6.     SELECTED FINANCIAL DATA

Five-Year Summary of Financial Data
Goulds Pumps, Incorporated
(Dollars in millions except per share data)
OPERATIONS:                                        1994     1993      1992      1991      1990
Net sales                                         $585.5    555.7    $558.9    $566.6    $554.7
Gross profit                                       167.1    156.3     173.3     175.9     168.1

Interest expense                                     6.6      5.4       5.0       6.4       9.4

Earnings from continuing operations before
  income taxes, extraordinary charge, and
  cumulative effect of accounting changes           29.6     34.4      35.8      51.3      48.6

Earnings from continuing operations before
  extraordinary charge and cumulative effect
  of accounting changes                             18.2     23.5      21.8      31.3      30.6

Extraordinary charge                                  --       --        --       (.6)       --

Cumulative effect of accounting changes               --     (1.0)    (29.7)       --        --

Net earnings (loss)                                 18.2     22.5      (7.9)     30.7      30.6

Earnings from continuing operations before
  extraordinary charge, cumulative effect
  of accounting changes, and restructuring
  charge                                            20.3     23.5      25.7      31.3      30.6
COMMON STOCK:
Number of shareholders at year-end                 5,276    5,555     5,902     6,461     6,600

Average shares outstanding
  (in thousands)                                  21,175   21,126    21,027    20,781    20,589

Net earnings (loss) per share:
  Continuing operations before extraordinary
    charge and cumulative effect of accounting
    changes                                          .86     1.12      1.04      1.51      1.49
  Extraordinary charge                                --       --        --      (.03)       --
  Cumulative effect of accounting changes             --     (.05)    (1.42)       --        --

Net earnings (loss) per share                        .86     1.07      (.38)     1.48      1.49

Net earnings per share from continuing
  operations before extraordinary charge,
  cumulative effect of accounting changes,
  and restructuring charge                           .96     1.12      1.22      1.51      1.49
Dividends per share                                  .80      .80       .80       .80       .76

Shareholders' equity per share                      9.03     8.85      9.15     10.51     10.00

Market value per share-low                         19.13    21.25     20.00     18.00     15.13
                      -high                        26.50    26.75     29.38     26.00     28.50

<F50>

Five-Year Summary of Financial Data (Cont'd.)
Dollars in millions except per share data
FINANCIAL DATA:                                    1994     1993     1992      1991      1990

Capital additions                                  28.1     24.7     40.0      38.8      28.0

Depreciation                                       24.9     24.8     23.8      22.8      20.4

Property, plant and equipment-net                 152.8    149.0    154.6     140.8     128.5

Working capital                                   116.8    109.7    122.1     122.1     127.3

Debt (including short-term)                        89.1     87.4     65.3      64.2      96.6

Total assets                                      457.2    438.5    418.8     395.9     424.9

Shareholders' equity                              191.3    187.2    192.8     219.3     206.5

Debt to equity %                                   46.6     46.7     33.9      29.3      46.8

Continuing operations before extraordinary
  charge and cumulative effect of accounting
  changes:
    Return on average shareholders' equity %        9.5    12.4       9.6      14.6      15.8

    Return on average capital %                     7.6     9.7       8.0      11.2      11.3

Continuing operations before extraordinary
  charge, cumulative effect of accounting
  changes, and restructuring charge:
    Return on average shareholders' equity %       10.6    12.4      11.1      14.6      15.8

    Return on average capital %                     8.3     9.7       9.1      11.2      11.3

Number of employees at year-end                   4,200   4,100     4,300     4,350     4,300



<F50>
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    Management's discussion and analysis reviews the Company's operating results for each of the three years in the period ended December 31, 1994, and its financial condition at December 31, 1994. The focus of this review is on underlying business reasons for significant changes and trends affecting sales, net earnings, and financial condition. This review should be read in conjunction with the accompanying consolidated financial statements, the related Notes to Consolidated Financial Statements, and the Eleven-Year Summary of Financial Data.


OVERVIEW

    1994 was a year of significant changes and transition at Goulds Pumps, marked by several challenges and accomplishments. Goulds Pumps' 1994 sales were above 1993 levels, and results from group operations for the year, before 1994 unusual charges, improved over last year. Offsetting the increase in group operational results were several significant and unusual charges which resulted in an overall decline in annual earnings per share (E.P.S.) from $1.12 (before accounting change) in 1993 to $.86 in 1994. These charges included a pre-tax, restructuring charge of $3.5 million to downsize and consolidate domestic and overseas locations, which was recorded in the fourth quarter, reducing reported earnings by $.10 on an after-tax basis; a charge recorded earlier in the year for environmental litigation fees ($3.5 million pre-tax); and an accrual related to top-level management changes recorded in June 1994 ($1.5 million pre-tax). A significant decline in earnings from its former joint venture, Oil Dynamics, Inc. (ODI) ($4.0 million pre-tax), a higher effective tax rate due to one-time tax benefits ($2.4 million after-tax) realized in 1993, and adjustments due to accounting irregularities uncovered at the Company's Mexican subsidiary (a $3.2 million pre-tax charge) were also important factors reducing reported E.P.S. During the fourth quarter, a pre-tax $4.2 million credit resulting from changes in eligibility requirements for the Company's postretirement medical and life insurance programs was recorded.

    Record 1994 orders of $601.5 million were 7.7% above 1993 orders level of $558.4 million. Industrial Products Group (IPG) orders increased 5.3% while Water Technologies Group (WTG) orders increased 10.9%. Record fourth quarter 1994 order activity was 10.5% above 1993's fourth quarter, as both IPG and WTG experienced significant order level upturns.

    IPG experienced increases in both pump and repair order activity in 1994, particularly in the third and fourth quarters. These increases reflect higher capital spending and higher operating activities in core markets, especially in the chemical and pulp and paper sectors, as well as market acceptance of new products including the Environamics line, which began shipping in December 1994. Orders at nearly all IPG divisions increased over the fourth quarter of 1993, including the largest division, the Engineered Products Division (EPD), where pump and repair orders were up 9.8% and 8.5%, respectively.

    Within WTG, WTG-America's (WTG-A) 1994 orders levels increased 10.8% compared with 1993, while orders at WTG-Europe (WTG-E) improved 3.8% on a translated basis. On a local currency basis, WTG-E's 1994 orders increased 9.8% over 1993, primarily due to the shipment of new product and increased sales presence throughout European markets. Significant order increases in 1994 were also experienced at the Texas Turbine Division, where orders improved 39.7% over 1993 levels. WTG-A orders increased due to the impact of new product introductions and successful sales programs for all major product lines.

    The year was highlighted by several events and accomplishments which will have a lasting impact on Goulds management leadership, competitive position, and future operational focus:

    In June 1994, Stephen V. Ardia, President and Chief Executive Officer, resigned. The Board of Directors announced the election of Thomas C. McDermott, as President and Chief Executive Officer, succeeding Mr. Ardia. Mr. McDermott, 58, has been a Director of the Company since 1988. He was reviously employed by Bausch & Lomb, Incorporated, Rochester, New York,
<F50>
    where he was a Director and served as President and Chief Operating Officer from 1986 to 1993. In the second quarter of 1994, the Company recognized a $1.5 million pre-tax charge associated with this leadership change.

    In December 1994, the Company consummated the purchase of all of the outstanding shares of Pumpenfabrik Ernst Vogel AG (Vogel), a leading pump manufacturer in Austria, for $17.8 million and also assumed debt in the amount of $34.5 million, which will be reflected in the Company's 1995 consolidated financial statements. Vogel had sales of approximately $62.0 million in 1994. Established in 1909, Vogel has manufacturing facilities in Austria and sales branches throughout Austria and in Germany, Poland and Hungary. Strategically, this acquisition will provide the Company with market leadership in Austria, established access into Eastern European markets, and other growth opportunities and synergies with both business segments.

    In November 1994, the Company and Franklin Electric Co., Inc. (Franklin) announced that control of ODI had been assumed by Franklin. Previously, ODI was owned and controlled equally by Goulds and Franklin. The change in control resulted from the Company's election to receive a cash dividend in the amount of $11.7 million in lieu of a stock dividend declared by ODI. Goulds continues to own 3% of ODI's voting stock. Franklin's receipt of the stock dividend increased its interest in ODI to 97%.
    Goulds believes this action will allow it to better focus its resources on those businesses more closely aligned to its strategic plan.

    In the fourth quarter of 1994, the Company adopted a restructuring program involving the closure or downsizing of several domestic and overseas locations, which is expected to reduce costs, enhance operating efficiencies, and improve profitability. The Company recorded a $3.5 million pre-tax charge related to this program in 1994.

    In 1994, a charge of $3.5 million pre-tax was recorded for legal and other fees related to the Company's vigorous defense of the lawsuits commenced in 1994 arising from the sales of submersible pumps with brass or bronze components. (See "Environmental Matters," below.) This charge includes the establishment of a $2.2 million reserve to cover revised estimates of future legal costs to pursue that defense. At December 31, 1994, the remaining reserve was $1.9 million. Although the Company believes the reserve is adequate based on current estimates, it is possible that the range of such costs and related expenses could exceed the reserve by as much as $1.0 million. There has not been, nor does the Company currently anticipate, any material impact on sales or inventories resulting from these lawsuits.

    The Company intends to vigorously defend all of the pending litigation, as well as any additional lead-related litigation that may be commenced, but no assurance can be given as to the ultimate outcome of such litigation or its impact on the Company. If the Company were ultimately determined to be liable for the damages alleged in such litigation, the claims against the Company could be substantial. The Company's insurance carriers have presently disclaimed coverage for any liability resulting from this litigation. However, all pending lead-related litigation is at a preliminary stage, and it is not possible at this time for the Company to quantify any potential civil penalties, damages, and other relief sought by the various plaintiffs or to determine the extent of its liability, if any.

    In December 1994, the Company moved its Corporate headquarters from Seneca Falls, New York, to Fairport, a suburb of Rochester, New York. The Company believes this move will allow the Corporate function to focus more clearly on strategic business issues.

    During 1994, the Company established a focused Asia-Pacific organization to coordinate expansion of its presence in this region of the world for both industrial and water systems products.
<F50>
Analysis of Operations


                                                                 % Change
                                                            1994 vs.   1993 vs.
                              1994       1993       1992       1993       1992

Net sales                    $585.5     $555.7     $558.9       5.4%     (0.6)%


Net Sales

  The increase in total sales of $29.8 million in 1994 compared with 1993 is primarily due to a $22.6 million or 9.4% increase in Water Technologies Group
(WTG) sales, while Industrial Products Group (IPG) sales increased $7.2 million or 2.3%.

  WTG sales were at record levels for the year and for the fourth quarter of 1994. Led by aggressive new product introductions and targeted sales programs, all WTG operating units posted healthy sales increases, with the Texas Turbine Division, in particular, reporting a 35.3% sales improvement. WTG-A sales increased 10.0% for 1994 compared with 1993 as the new Model GS series, introduced in May 1994, and continued commercial line growth boosted sales. Sales at WTG-A in 1994 were not materially impacted by the April 1994 EPA announcement regarding pumps containing some brass or bronze components. WTG-E (Lowara) sales for 1994 were 3.8% above 1993 on a translated basis. On a local currency basis, sales for the year increased 9.8% over 1993 due to the shipment of new products and increased sales presence throughout European markets. In the U.S., WTG will continue to focus in 1995 on the development and introduction of new products and expanding and improving existing product lines. Internationally, WTG-E is continuing to expand its European presence through the Vogel acquisition, which complements the broad range of Goulds and Lowara products currently marketed in Europe with medium- and heavy-duty water systems and industrial application pumps. Vogel has a leading market share in Austria, with annual sales approximating $62.0 million.

  IPG sales improvements were led by EPD, which reported record annual net sales in 1994, representing a 10.4% increase over 1993 results. IPG sales in the fourth quarter of 1994 were 10.7% higher than the same quarter a year ago, which were impacted by shipment delays due to the implementation of new business systems at EPD during October 1993. In 1995, IPG expects sales growth if higher capital spending trends and higher operating activities continue in its core markets, especially in the chemical and pulp and paper sectors. Market acceptance of new products, including the Environamics product lines which began shipping in December 1994, should further increase sales in 1995.

  During 1993, net sales of $555.7 million represented a decrease of $3.2 million or (0.6)% compared with 1992. In 1993, IPG sales decreased $6.0 million due to fourth quarter activity resulting from EPD's new business systems implementation, which caused shipment delays. WTG's 1993 sales increased $2.8 million compared with 1992 primarily due to the strong performance of WTG-A, which was positively impacted by new products and favorable weather conditions.


Costs and Expenses

                                                 As a % of Net Sales
                                            1994        1993        1992

  Gross profit                              28.5%       28.1%       31.0%
  Selling, general and
    administrative expenses                 20.1%       20.7%       21.4%
  Research and development expenses          1.8%        1.3%        1.4%


<F50>

  Gross profit as a percentage of net sales was 28.5% for 1994, compared with 28.1% for 1993. IPG's gross profit percentage for 1994 increased to 27.5% from 26.9% a year ago. This increase is largely attributable to the very successful implementation of new business systems and other operational improvements. WTG's gross profit percentage improved slightly to 29.7% in 1994, compared with 29.4% for 1993. This increase in 1994 would have been somewhat greater had it not been for approximately $0.6 million of additional costs incurred in connection with the accelerated launch of the new stainless steel Model GS submersible pump line.

  Selling, general and administrative (SG&A) expenses were 20.1%, 20.7%, and 21.4% of net sales in 1994, 1993, and 1992, respectively. The decrease in 1994 was a result of cost-containment measures implemented by the Company, which included domestic workforce reductions. SG&A reductions in 1994 would have been even greater had it not been for a charge of $1.5 million recorded in June 1994, related to both the resignation of Stephen V. Ardia as President and C.E.O. and the subsequent election of Thomas C. McDermott to that position.

  Research and development (R&D) expenses in 1994 increased 47.2% compared with 1993 spending levels. The higher level of R&D expenses in 1994 relates primarily to Environamics, whose patented, hermetically sealed pump line began shipping in late 1994. In May 1994, the Company introduced the Model GS stainless steel submersible pump, produced by WTG, one month earlier than previously scheduled. The GS pump has received strong market acceptance, and sales to date have been at expected levels. In 1995, the Company anticipates that it will continue to invest in new product development, as well as in enhancements to existing products, but at a slightly lower percentage of sales than in 1994.


Unusual Charges

  Provision for Environmental Litigation. In 1994, a charge of $3.5 million pre-tax was recorded for legal and other fees related to the Company's vigorous defense of the lawsuits commenced in 1994 arising from the sales of submersible pumps with brass or bronze components. (See "Environmental Matters," below.) This charge includes the establishment of a $2.2 million reserve to cover revised estimates of future legal costs to pursue that defense. At December 31, 1994, the remaining reserve was $1.9 million. Although the Company believes the reserve is adequate based on current estimates, it is possible that the range of such costs and related expenses could exceed the reserve by as much as $1.0 million. There has not been, nor does the Company currently anticipate, any material impact on sales or inventories resulting from these lawsuits.

  The Company intends to vigorously defend all of the pending litigation, as well as any additional lead-related litigation that may be commenced, but no assurance can be given as to the ultimate outcome of such litigation or its impact on the Company. If the Company were ultimately determined to be liable for the damages alleged in such litigation, the claims against the Company could be substantial. The Company's insurance carriers have presently disclaimed coverage for any liability resulting from this litigation. However, all pending lead-related litigation is at a preliminary stage, and it is not possible at this time for the Company to quantify any potential civil penalties, damages, and other relief sought by the various plaintiffs or to determine the extent of its liability, if any.

  Restructuring Charges. In the fourth quarter of 1994, the Company executed a restructuring plan to align its continuing global operations with management's long-term objectives. As a result, a restructuring charge of $3.5 million pre-tax and a related liability for such costs were recorded in the Company's consolidated financial statements in the fourth quarter. The restructuring plan included the downsizing of the Company's California, Netherlands, and Mexican based operations, and the consolidation of sales offices, PRO Service Centers, and other Company facilities. As a result, the related cost to exit owned and leased facilities was $1.1 million. The restructuring included the termination of 149 employees from manufacturing, selling, and general and administrative departments. The related termination benefits included in
<F50>
  the restructuring charge were $2.4 million. Although only a small portion of these costs have been expended in 1994, the restructuring plan is expected to be significantly completed by the end of 1995 and is anticipated to result in savings in the range of $2.2 million pre-tax in 1995 with annual savings estimated to be $3.3 million pre-tax in 1996 and beyond.

  During 1992, the Company also recorded the impact of a restructuring program designed to reduce costs, improve operating efficiencies, and increase shareholder value. The program included $2.9 million related to the early retirement of employees. In addition, $3.4 million resulted from the relocation of certain product lines and the centralization of contract engineering for high-specification products to better meet customer requirements. The aggregate restructuring program costs are shown as a separate line item in the accompanying consolidated statement of earnings and resulted in a pre-tax charge of $6.3 million ($.19 per share after-tax) in 1992. During 1993, the restructuring program was substantially completed.

  Mexican Accounting Irregularities. In late December 1994, the Company uncovered $3.2 million (pre-tax) of accounting irregularities at its Mexican subsidiary. The irregularities related to a manipulation of accounting records by personnel at the location but involved little, if any, misappropriation of funds. The Company has discharged those persons responsible for the irregularities and has taken the appropriate steps to help ensure that existing internal controls and procedures are consistently followed.

  Correction of these irregularities on a pre-tax basis decreased net sales by $2.2 million and increased cost of goods sold by $1.0 million. The portion of the irregularities that occurred in 1993 and prior years combined with other prior year adjustments (totalling $1.1 million after-tax) is immaterial and has been recognized as an adjustment to first quarter 1994 reported results. Quarterly results for 1994 on an after-tax basis have therefore been restated to reflect the following adjustments: first quarter - a $1.5 million decrease to net earnings (E.P.S. $.07); second quarter - a $0.8 million decrease to net earnings (E.P.S. $.04); third quarter - a $0.1 million decrease to net earnings (E.P.S. $.01); fourth quarter - a $2.4 million increase to net earnings (E.P.S. $.12), reflecting the reversal of the total amount of the correction previously recorded as a fourth quarter adjustment.


Other Income and Expenses

                                                                       % Change
                                                            1994 vs.   1993 vs.
                                       1994     1993     1992     1993     1992


  Earnings from affiliates           $(0.5)   $(4.6)   $(0.7)    89.1)%   557.1%
  Interest expense                     6.6      5.4      5.0     22.2%      8.0%
  Interest income                     (3.0)    (1.9)    (1.4)    57.9%     35.7%
  Other (income) expense-net          (0.7)     0.6      0.6     N.M.        --

N.M. = not meaningful

  Earnings from affiliates decreased $4.1 million in 1994 compared with the same period in 1993. This decrease is mainly due to a significant decline in 1994 earnings of ODI, the joint venture of which Goulds owned 50% in 1994 and 1993. Goulds' share of ODI's earnings in 1994 declined by $4.0 million due mainly to a substantial decrease in ODI's 1994 sales to Russia, resulting from a lack of financing availability in Russia, occurring near the end of the first quarter 1994 and continuing throughout the year. Due to the shift in control of ODI to Franklin, the Company's investment in ODI will be recorded under the "cost" method of accounting in 1995, and therefore ODI's results will not be included in the Company's future financial statements.

<F50>
  During the second and third quarters of 1994, WTG-E entered into and completed a short-term investment arrangement whereby 8.3 billion Italian lire were invested in a Brazilian financial institution. The net effect of this transaction was to charge WTG-E's Other (income) expense-net due to foreign currency transaction losses on the foreign exchange of $1.7 million and increase investment interest income by $1.4 million. This transaction, however, resulted in increased profit after taxes due to tax credits available in Italy.

  Excluding WTG-E investment interest income discussed above, interest income in 1994 remained relatively constant with 1993. Interest expense increased $1.2 million in 1994 compared with 1993. This increase was largely anticipated and resulted from the drawdown of a previously arranged long-term financing agreement at a higher interest rate, higher short-term interest rates, and overall higher debt levels.

  Other (income) expense-net for 1994 reflected a pre-tax curtailment gain of $4.2 million resulting from a revision to the Company's non-union eligibility requirements for postretirement medical and life coverage. See Note 12 for a detailed discussion of this revision. Offsetting this income in this financial statement classification are exchange losses of $1.7 million associated with the WTG-E Brazilian investment discussed above and $1.2 million of transaction losses resulting from significant devaluations of the Venezuelan bolivar in 1994. Further Venezuelan currency devaluations may occur in 1995.
<F50>
Income Taxes

                                                1994       1993       1992

  Effective tax rate                            38.6%      31.5%      39.0%


  The provision for income taxes represents 38.6%, 31.5%, and 39.0% of earnings before income taxes in 1994, 1993, and 1992, respectively. In 1993, the effective tax rate decreased due to a third quarter non-recurring cumulative adjustment associated with tax code changes, new accounting rules for income taxes (SFAS No. 109), and the implementation of the corporate European tax restructuring in the fourth quarter.


Return on Equity

  The percentage return on average shareholders' equity in 1994 decreased to 9.5% from 12.4% in 1993. The decrease in 1994 reflects the reductions in the level of after-tax earnings from operations, primarily due to restructuring charges, environmental litigation charges, management changes, reduced ODI earnings, and effective tax rate increases.


Liquidity and Capital Resources

  As reflected in the Consolidated Statements of Cash Flows, the $61.0
million of cash generated by operating activities combined with a positive $0.9 million translation effect were utilized to fund $45.8 million of net investing activities and $15.9 million of financing activities while increasing cash and cash equivalents by $0.2 million.

  Significant items impacting cash flow from operating activities in 1994 include a $6.3 million increase in trade receivables due to record fourth quarter shipments at WTG combined with an increase in days sales outstanding at WTG-E and a $4.6 million increase in inventories primarily at WTG divisions, partly to support new product introductions such as the new stainless steel Model GS submersible pump line. Since this new product introduction had been planned, the Company has not experienced material losses on WTG-A inventory of submersible pumps containing some brass or bronze parts, nor do they expect material losses in the future. Trade payables and accrued expenses increases largely resulted from the establishment of reserves in 1994 related to environmental litigation and management changes. Also positively impacting cash from operations was the cash dividend of $11.7 million received from ODI.

  Capital additions in 1994 were $28.1 million, exceeding depreciation of $24.9 million. Significant projects included investments in the new business systems hardware and software upgrades at EPD, Texas, and Canada; equipment additions at domestic locations and European expansion; and facilities upgrades. In 1995, the Company expects to spend approximately $30-35 million in capital additions. The 1995 spending level includes continued major investments in upgrades of machinery and equipment, facilities improvements, and product development related expenditures.

  In the third quarter of 1993, WTG-Europe entered into an agreement whereby 10 billion Italian lire ($6.1 million) of proceeds from short-term loans were invested in insurance certificates. The net effect of this transaction is to increase WTG-E's interest expense and interest income, resulting in increased profit after taxes due to tax rate differentials on these items.

  Cash flows from investing activities in 1994 reflect $17.8 million invested to acquire all of the outstanding common stock of Vogel. Additionally, cash flows from investing activities were positively impacted by $3.0 million in cash received in payment of a long-term note receivable not due to expire until June 1997 and the receipt of $2.0 million of cash from sinking funds previously restricted and classified as other long-term assets related to Industrial Revenue Bond Proceeds.
<F50>
  Debt levels at the end of 1994 increased compared with those at December
31, 1993, primarily due to the acquisition of Vogel, consummated in December 1994. The debt assumed in connection with the Vogel acquisition of $34.5 million will be included in the debt classification on the consolidated balance sheet in 1995 when the detailed balance sheet of Vogel is fully consolidated in the Company's financial statements. The Company replaced its $30.0 million Revolving Credit Agreement, which expired on October 31, 1994, with a $55.0 million Revolving Credit Agreement expiring October 31, 1999. The Company believes cash from operations and the $95.3 million of available credit facilities at December 31, 1994, will be sufficient to meet its liquidity needs during 1995.

  A natural hedge exists for the Company in relation to transactions involving the Italian lira. To the extent that translated WTG-E earnings after tax approximate purchases by U.S. WTG divisions of WTG-E inventory at the spot rate, exchange rate impacts are neutralized.

  In 1994, as a result of increased levels of U.S. intercompany purchases of WTG-E product in excess of WTG-E after-tax earnings, foreign exchange contracts were established to minimize the effects of unfavorable movements in the lira-to-U.S. dollar exchange rate on this exposure.

  Cumulative translation adjustments on the accompanying consolidated balance sheets at December 31, 1994, went from $11.4 million on December 31, 1993, to $9.2 million on December 31, 1994, reflecting strengthening of the Italian lira against the U.S. dollar during 1994, which was offset, in part, by the impact of the devaluation of the Mexican peso in December 1994.


Orders and Backlog

  In 1994, orders received were a record $601.5 million, an increase of 7.7% over the 1993 orders level of $558.4 million. Backlog levels at December 31, 1994, increased from 1993 by $13.8 million or 13.8% to $113.8 million, primarily due to the record level of fourth quarter order activity at both IPG and WTG. Backlog exists primarily at IPG, as WTG maintains small backlog levels since its products are normally shipped within two weeks from receipt of a customer order.


Inflation

  Generally, increases in material costs have been offset by productivity improvements and pricing increases absorbed in the marketplace. The Company continues to monitor the impact of inflation in order to minimize its effects in future years through pricing strategies, productivity improvements, and cost reductions.


Environmental Matters

  On April 18, 1994, the Attorney General of California and two environmental groups filed separate complaints in the Supreme Court of the State of California for Alameda County against the Company and certain other submersible pump manufacturers alleging the unlawful discharge of lead into sources of drinking water through leaching from pumps manufactured by the Company and such other manufacturers, as well as failure to warn consumers of potential exposure to lead. The complaints seek various remedies including civil penalties.

  On April 28, 1994, a complaint was filed against the Company and its then President in Federal Court for the Western District of New York, alleging violation of U.S. securities laws and common law fraud. The complaint seeks certification of a class of plaintiffs consisting of all purchasers of the Company's common stock during the period March 29, 1993 through April 20, 1994, inclusive. The complaint seeks, among other remedies, damages in an unspecified amount, allegedly suffered by the putative class from a decrease in the market price of the Company's common stock on April 20, 1994, after the filing of the litigation described above.
<F50>
  A fourth complaint, filed on May 3, 1994, in the Superior Court of Washington for King County alleging a class action against the Company was dismissed during 1994.

  In 1994, a charge of $3.5 million pre-tax was recorded for legal and other fees related to the Company's vigorous defense of the lawsuits commenced in 1994 arising from the sales of submersible pumps with brass or bronze components. This charge includes the establishment of a $2.2 million reserve to cover revised estimates of future legal costs to pursue that defense. At December 31, 1994, the remaining reserve was $1.9 million. Although the Company believes the reserve is adequate based on current estimates, it is possible that the range of such costs and related expenses could exceed the reserve by as much as $1.0 million. There has not been, nor does the Company currently anticipate, any material impact on sales or inventories resulting from these lawsuits.

  The Company intends to vigorously defend all of the pending litigation, as well as any additional lead-related litigation that may be commenced, but no assurance can be given as to the ultimate outcome of such litigation or its impact on the Company. If the Company were ultimately determined to be liable for the damages alleged in such litigation, the claims against the Company could be substantial. The Company's insurance carriers have presently disclaimed coverage for any liability resulting from this litigation. However, all pending lead-related litigation is at a preliminary stage, and it is not possible at this time for the Company to quantify any potential civil penalties, damages, and other relief sought by the various plaintiffs or to determine the extent of its liability, if any.

  As disclosed in previous SEC filings, the Company recorded a $2.0 million provision in the fourth quarter of 1991 for estimated costs to monitor and remediate an inactive Company landfill site in Seneca Falls, New York. At December 31, 1994, the remaining reserve was $1.8 million. No third-party recoveries have been included in the determination of this reserve, nor are any expected. The remediation is expected to be completed in 1995 or early 1996, and the Company does not currently expect any additional material costs in future years associated with this site.

  Apart from issues discussed above for which reserves have been established in respect of environmental matters, the Company is not currently aware of other environmental matters which would have any material impact on recurring costs, capital expenditures, or mandated expenditures.


Other Matters

  The significant devaluation of the Mexican peso in December 1994 has had a minimal impact on the Company's Mexican subsidiary's translated earnings, since it occurred in the last month of the subsidiary's fiscal year. Cumulative translation adjustments on the consolidated balance sheet were impacted by $2.7 million as a result of this devaluation. The Company continues to evaluate additional methods to minimize the future impact of this devaluation on operations and translated results.


Events Impacting Future Operating Results

  During the second quarter of 1994, the Company successfully negotiated an early settlement of a new three-year contract with the 300-member United Steelworkers Union located at the Slurry Pump Division in Ashland, Pennsylvania. In July 1994, the Company also successfully negotiated a three-year contract with approximately 60 union employees at the Vertical Products Division, located in City of Industry, California. In November 1995, the Company's contract with approximately 730 union employees at its two largest facilities located in Seneca Falls, New York, expires.

  Future currency devaluations could occur at several of the Company's international locations, including Venezuela. The Company is currently evaluating methods to minimize the impact of devaluations on operations and reported operating results.


<F50>
Accounting Standards

  Effective in 1994, the Company adopted SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments." See
Note 9 for detailed disclosure. All other applicable standards issued in 1994 are not expected to have a significant impact on the Company's consolidated financial statements.

  Effective in the first quarter of 1993, the Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits." See Note 12 for a detailed discussion of the impact of this change on the Company's consolidated financial statements.


In Conclusion

  The fourth quarter of 1994 reflected stronger orders, higher operating earnings and several significant events which management believes help better position the Company for the future. They include the Vogel acquisition; the transfer of most of the Company's ODI ownership; the relocation of Corporate offices to Fairport, near Rochester, New York; and the initial shipments of the Environamics product line. The Company believes that these accomplishments, the current strengthening of core markets, and a strong focus on the Company's strategic imperatives of improving profitability, driving internal growth, pursuing external growth, optimizing use of assets, and creating a new culture should result in significantly improved earnings for the Company in 1995.
<F50>
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                           Financial Statements

                                                            Page

Independent Auditors' Report                                 28
Consolidated Statements of Earnings                          29
Consolidated Balance Sheets                                  30
Consolidated Statements of Cash Flows                        31
Consolidated Statements of Shareholders' Equity              32
Notes to Consolidated Financial Statements                 33-48


                            Supplementary Data


Quarterly Financial Data                                     49


<F50>

Independent Auditors' Report

To the Board of Directors and Shareholders of Goulds Pumps, Incorporated:



    We have audited the accompanying consolidated balance sheets of Goulds Pumps, Incorporated, and its subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Goulds Pumps, Incorporated, and its subsidiaries at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

    As discussed in Note 12 to the consolidated financial statements, the Company changed its methods of accounting for postretirement benefits other than pensions (effective January 1, 1992) and postemployment benefits (effective January 1, 1993).




                                          DELOITTE & TOUCHE LLP
                                          Rochester, New York
                                          January 26, 1995

<F50>

Consolidated Statements of Earnings
Goulds Pumps, Incorporated
(Dollars in thousands except per share data)

For the years ended December 31,                   1994            1993           1992


Net sales                                       $585,476        $555,692       $558,903

Costs and expenses
Cost of sales                                    418,386         399,374        385,567
Selling, general and administrative expenses     117,572         115,153        119,752
Research and development expenses                 10,564           7,177          7,939
Restructuring charge                               3,463              --          6,300
Provision for environmental litigation             3,454              --             --
Earnings from affiliates                            (451)         (4,569)          (711)
Interest expense                                   6,553           5,403          4,998
Interest income                                   (3,038)         (1,909)        (1,407)
Other (income) expense-net                          (670)            648            636

                                                 555,833         521,277        523,074

Earnings before income taxes and
 cumulative effect of accounting
 changes                                          29,643          34,415         35,829
Income taxes                                      11,442          10,841         13,976

Earnings before cumulative effect
 of accounting changes                            18,201          23,574         21,853
Cumulative effect of accounting changes,
  net of income tax benefit:
    Postretirement benefits                           --              --        (29,746)
    Postemployment benefits                          --          (1,026)            --

Net earnings (loss)                             $ 18,201         $ 22,548      $ (7,893)

Net earnings (loss) per common share
  Earnings before cumulative effect of
  accounting changes                            $    .86        $   1.12       $   1.04
  Cumulative effect of accounting changes:
      Postretirement benefits                         --              --          (1.42)
      Postemployment benefits                        --            (.05)            --

Net earnings (loss) per common share            $    .86         $   1.07       $   (.38)




<F54>
See Notes to Consolidated Financial Statements.

<F50>

Consolidated Balance Sheets
Goulds Pumps, Incorporated
(Dollars in thousands)
December 31,                                                     1994             1993

ASSETS
Current assets:
  Cash and cash equivalents                                    $  7,374         $  7,153
  Receivables-net                                               113,777          109,637
  Inventories                                                   111,508          106,185
  Deferred tax asset                                             12,494           13,557
  Prepaid expenses and other current assets                      10,898           11,115
      Total current assets                                      256,051          247,647

Property, plant and equipment-net                               152,789          148,973
Investment in Vogel                                              17,800              --
Investments in affiliates                                         1,178           12,774
Other investments                                                 6,498            6,074
Deferred tax asset                                                8,125            5,031
Other assets                                                     14,800           18,003

                                                              $457,241          $438,502

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings                                        $ 10,418         $ 41,571
  Current portion of long-term debt                              24,886            6,922
  Trade payables                                                 47,382           34,726
  Compensation and commissions                                   17,552           16,519
  Income taxes payable                                              266               21
  Pension                                                         2,228            6,191
  Progress payments                                               3,170            2,443
  Warranty reserves                                               3,937            3,947
  Dividends payable                                               4,239            4,231
  Deferred tax liability                                            391            1,257
  Restructuring accrual                                           3,224              199
  Other                                                          21,510           19,906
      Total current liabilities                                 139,203          137,933

Long-term debt                                                   53,756           38,859
Pension                                                          16,992           16,905
Other postretirement benefit obligation                          51,681           53,418
Deferred tax liability and other                                  4,322            4,186

Shareholders' equity:
  Preferred stock - $20.00 par value:  shares-authorized:
   750,000; issued and outstanding:  none                           --               --
  Common stock - $1.00 par value:  shares-authorized:
   90,000,000; issued and outstanding:  1994 - 21,193,054
   1993-21,153,966                                               21,193           21,154
  Additional paid-in capital                                     57,622           57,044
  Retained earnings                                             121,671          120,415
  Cumulative translation adjustments and other                   (9,199)         (11,412)
      Total shareholders' equity                                191,287          187,201

                                                               $457,241          $438,502

<F54>See Notes to Consolidated Financial Statements.

<F50>

Consolidated Statements of Cash Flows
Goulds Pumps, Incorporated
(Dollars in thousands)
For the years ended December 31,                                           1994       1993          1992
Operating activities:
 Net earnings (loss) from operations                                    $18,201      $22,548       $(7,893)
 Adjustments to reconcile net earnings (loss) from operations to net cash provided by operations:
 Depreciation                                                            24,925       24,788        23,819
 Amortization                                                             1,428        1,170         1,161
 Cumulative effect of accounting changes                                     --        1,579        47,978
 Restructuring charge                                                     3,463           --         6,300
 Earnings from affiliates                                                  (451)      (4,569)         (711)
 Dividends received from affiliates                                      11,622        4,425         1,197
 Increase (decrease) in deferred tax liability                           (1,008)       1,110       (15,985)
 Increase in deferred tax asset                                          (1,852)      (2,869)       (7,607)
 Decrease (increase) in receivables-net                                  (6,295)     (18,312)          217
 Increase in inventories                                                 (4,566)     (12,493)      (12,583)
 Increase in trade payables, accrued expenses, and other                 10,808        4,939         7,145
   Other-net                                                                4,755       (2,474)        4,068
         Net cash provided by operating activities                         61,030       19,842        47,106

Investing activities:
 Capital additions                                                      (28,080)     (24,650)      (40,004)
 Investment in Vogel                                                    (17,800)          --            --
 Investment in insurance certificate                                         --       (6,317)           --
 Collection of long-term note receivable                                  3,033        1,033         1,311
 Decrease in investments of unexpended revenue bond
    funds included in other assets                                         2,015           --         6,045
 Purchases of other assets                                               (5,376)      (5,340)       (5,541)
   Other-net                                                                  427           41         1,092
         Net cash applied to investing activities                         (45,781)     (35,233)      (37,097)

Financing activities:
 Proceeds from long-term debt                                            12,446       30,099        11,513
 Payments on long-term debt                                              (2,319)     (13,172)      (15,704)
 Increase (decrease) in short-term borrowings                            (9,776)       9,752         6,713
 Proceeds from issuance of common stock                                     617        1,334         3,588
   Dividends paid                                                         (16,937)     (17,106)      (16,889)
         Net cash provided by (applied to) financing activities           (15,969)      10,907       (10,779)

Effect of exchange rate changes on cash                                       941       (2,044)       (1,921)
Increase (decrease) in cash and cash equivalents                              221       (6,528)       (2,691)

Cash and cash equivalents, beginning of year                                7,153       13,681        16,372
Cash and cash equivalents, end of year                                    $ 7,374      $ 7,153       $13,681



Supplemental Cash Flow Information:

Interest paid                                                            $ 6,479      $ 4,721       $ 4,890
Income taxes paid                                                         13,956       13,437        21,151
Noncash investing and financing activities:
  Change in additional minimum pension liability                          (3,753)       5,005           125


<F54>
See Notes to Consolidated Financial Statements.

<F50>

Consolidated Statements of Shareholders' Equity
Goulds Pumps, Incorporated
(Dollars in thousands)
                                                                              Cumulative
                                               Additional                    Translation          Total
                                   Common         Paid-In       Retained     Adjustments   Shareholders'
                                    Stock         Capital       Earnings       and Other         Equity


Balance, January 1, 1992         $20,864          $52,412       $139,813          $6,166        $219,255
Net loss                              --               --         (7,893)             --          (7,893)
Dividends declared                    --               --        (16,932)             --         (16,932)
Common stock issued                  216            3,372             --              --           3,588
Foreign currency translation          --               --             --          (5,192)         (5,192)
Pension adjustment                    --               --             --             (41)            (41)

Balance, December 31, 1992        21,080           55,784        114,988             933         192,785

Net earnings                          --               --         22,548              --          22,548
Dividends declared                    --               --        (17,121)             --         (17,121)
Common stock issued                   74            1,260             --              --           1,334
Foreign currency translation          --               --             --         (11,853)        (11,853)
Pension adjustment                    --               --             --            (492)           (492)

Balance, December 31, 1993        21,154            57,044       120,415         (11,412)        187,201

Net earnings                          --               --         18,201              --          18,201
Dividends declared                    --               --        (16,945)             --         (16,945)
Common stock issued                   39              578             --              --             617
Foreign currency translation          --               --             --           1,758           1,758
Pension adjustment                    --               --             --             455             455

Balance, December 31, 1994       $21,193           $57,622      $121,671        $ (9,199)       $191,287


<F54>
See Notes to Consolidated Financial Statements.

<F50>
Notes To Consolidated Financial Statements
(Dollars in thousands except per share data)


1.  Summary of Significant Accounting Policies


Consolidation

    The consolidated financial statements include the accounts of all wholly owned and majority-owned subsidiaries after elimination of all significant intercompany transactions with the exception of an advance of funds to the Company's European subsidiary, which is more fully explained in Note 2. Investments in affiliates, representing 20% to 50% of the ownership of such companies, are accounted for under the equity method. Investments in affiliates, representing less than 20% of the ownership of such companies, are accounted for under the cost method.

    The majority of the foreign subsidiaries have fiscal year-ends of October 31 or November 30 to facilitate consolidation of the subsidiaries' financial statements.


Foreign Currency

    The Company accounts for its foreign currency denominated transactions and foreign operations in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation." For subsidiaries where the local currency is the functional currency, assets and liabilities are translated at current exchange rates. Earnings and expense items are translated using average exchange rates during the year. Translation adjustments are accumulated and reported as a separate component of shareholders' equity.

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


Inventories

    Domestic inventories are stated at the lower of cost or market, with cost generally determined by the last-in, first-out (LIFO) method. Inventories of foreign subsidiaries are stated at the lower of cost or market, with cost being determined by the first-in, first-out (FIFO) method or the average cost method.


Property, Plant and Equipment

    Property, plant and equipment is stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets ranging from 15 to 50 years for buildings and 3 to 14 years for machinery and equipment.


Derivative Financial Instruments

    The Company utilizes derivative financial instruments for purposes other than trading and primarily to reduce its exposure to fluctuations in foreign currency exchange rates. Gains and losses on hedges of existing foreign currency denominated assets or liabilities are included in the carrying amounts
<F50>
of those assets or liabilities and are ultimately recognized in income as part of those carrying amounts. Gains and losses related currency denominated firm commitments are deferred and are recognized into income or as adjustments of carrying amounts when the hedged transaction occurs.


Environmental Policy

    The Company's environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and that do not contribute to current or future revenue generation, are expensed. Liabilities are recorded on a gross basis when environmental assessments and/or remedial efforts become probable and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with completion of a feasibility study or the Company's commitment to a formal plan of action.


Income Taxes

    In February 1992, the Financial Accounting Standards Board issued SFAS No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

    The aggregate undistributed earnings of certain foreign subsidiaries which, under existing law, will not be subject to U.S. tax until distributed as dividends was $62,400 on December 31, 1994. Since the earnings have been or are intended to be indefinitely reinvested in foreign operations, no provision has been made for any U.S. taxes that may be applicable thereto. Any taxes paid to foreign governments on those earnings may be used, in whole or in part, as credits against U.S. tax on any dividends distributed from such earnings.


Net Earnings (Loss) Per Share

    Net earnings (loss) per share of common stock is based upon the weighted average number of shares of common stock outstanding during the year (21,175 in 1994, 21,126 in 1993, and 21,027 in 1992). No effect has been given to options outstanding under the Company's Stock Option Plans since no material dilutive effect would result from the exercise of these items.


Financial Presentation Changes

    Certain prior year amounts have been reclassified to conform to the current year presentation with no effect on net earnings or shareholders' equity.


2.  Investment in Vogel

    During December 1994, which is subsequent to the year-end of the Company's subsidiary Goulds Pumps Europe, B.V. (GPE), all of the outstanding common stock of Pumpenfabrik Ernst Vogel AG (Vogel) was acquired for $17,800. Bank and capital lease debt of Vogel assumed in connection with this acquisition totalling $34,548 will be included in the Company's consolidated balance sheet in 1995 when the detail balance sheet of Vogel is consolidated in the financial statements under the purchase accounting method. The Company borrowed $17,800 in December and loaned the funds to GPE for this purchase. For reporting purposes, Vogel will have an October 31 year-end, like that of its direct parent, GPE. Although this acquisition occurred subsequent to GPE's year-end, the investment in Vogel has been recorded as a line item on the accompanying consolidated balance sheet since the borrowing for the acquisition had been completed, together with the corresponding advance to the Company's subsidiary. The Company's preliminary proforma unaudited results of operations for the year ended December 31, 1994, assuming acquisition of Vogel and related bank
<F50>
borrowings as of the beginning of the year, would have increased net sales by approximately $62,000 and net earnings per share would have decreased by approximately $.06. Adjustments made in arriving at preliminary pro forma unaudited results of operations included additional interest expense of $801 related to the $17,800 of acquisition debt at 4.5%, related income tax adjustments, and amortization of goodwill of $538 over 30 years.
Consolidating the preliminary purchase transaction amounts would have affected the financial position of the Company at December 31, 1994 by increasing total assets and liabilities by $59,711.

    The unaudited pro forma results of operations are not necessarily indicative of the results that would have been attained had the Vogel business been acquired at the beginning of the period nor are they consistent with management's expectations of performance in the future. Established in 1909 as a family-owned business, Vogel has a leading market share of pump sales in Austria, with established sales channels in Germany, Poland, and Hungary.


3.  Inventories

         Inventories are summarized as follows:

December 31,                                                  1994       1993


      Raw materials                                        $ 40,608   $ 31,927
      Work in process                                        39,895     49,062
      Finished goods                                         61,895     55,863


      Inventories valued at FIFO                            142,398    136,852
      LIFO allowance                                        (30,890)   (30,667)


                                                           $111,508   $106,185

    Inventories of foreign subsidiaries, valued at FIFO or average cost, are $58,018 and $49,252 at December 31, 1994 and 1993, respectively.


4.       Investments in Affiliates

         Investments in affiliates are summarized below:

December 31,                                                1994         1993

    Investment in Oil Dynamics, Inc.                     $   392       $11,706
    Other investments                                        786         1,068
                                                         $ 1,178       $12,774


         In November 1994, the Company announced that control of Oil Dynamics, Inc. (ODI) had been assumed by Franklin Electric Co., Inc. (Franklin). Previously, ODI was owned and controlled equally by the Company and Franklin. The change in control resulted from the Company's election to receive a cash dividend in the amount of $11,700 in lieu of a stock dividend declared by ODI, without a gain or loss on the transaction to the Company or Franklin. The Company will continue to own 3% of ODI's voting stock and will account for its investment on a cost basis in 1995. ODI manufactures submersible pumps utilized principally in secondary oil recovery. For 1994, 1993, and 1992, the Company recognized earnings of $386, $4,385, and $558, respectively. Cash dividends received were $11,700, $4,375, and $1,050, in 1994, 1993, and 1992, respectively.

<F50>
         Summarized financial information for Oil Dynamics, Inc., is as follows:

                                                   October 31,      October 30,
                                                          1994             1993

Current assets                                         $21,902         $26,579
Non-current assets                                      12,590          12,808

  Total assets                                         $34,492         $39,387

Current liabilities                                    $ 8,713         $14,444
Non-current liabilities                                  1,765           1,497
Total shareholders' equity                              24,014          23,446

  Total liabilities and shareholders' equity           $34,492         $39,387


                                                            For the years ended,
                                   October 31,      October 30,      October 31,
                                          1994             1993             1992

Net sales                              $44,043          $71,672          $30,424
Gross profit                            10,735           25,408           10,176
Net earnings                               773            8,770            1,115



5.     Other Investments

       In 1993, the Company's Italian subsidiary, Lowara S.p.A., entered into a financial contract with a major Italian insurance company. The proceeds from short-term loans were invested in four long-term insurance certificates to take advantage of tax rate differentials. Subsequent to the 1994 year-end of Lowara, the short-term loans were converted to long-term variable rate debt in order to more closely match the maturity of the debt with that of the investments. The financing for the investments was obtained from a related company of the major Italian insurance company, and the certificates are guaranteed as collateral. Although the certificates may be redeemed at any time, at carrying value plus accrued interest, management has the ability and intends to hold the investment until maturity. Two certificates mature in 1998 for $2,600, a third matures in 2003 for $1,949, and the fourth certificate matures in 2008 for $1,949.


6.      Property, Plant and Equipment

        Major classes of property, plant and equipment consist of the following:



December 31,                                                 1994           1993

       Land and buildings                                $ 55,168       $ 51,605
       Machinery and equipment                            330,008        310,460

                                                         385,176         362,065
          Less accumulated depreciation                   232,387        213,092

                                                        $152,789        $148,973


7.     Stock Option Plans

       The shareholders approved the 1994 Incentive Plan to Increase Shareholder Value (1994 Incentive Plan) and the 1994 Incentive Plan for Non-Employee Directors (1994 Plan) at the 1994 Annual Meeting.

         The 1994 Incentive Plan provided an additional 1,000,000 shares for options, as well as stock appreciation rights, restricted stock, and performance units and/or shares to be granted to officers and other key employees of the
<F50>
Company until May 2004. The price for stock option grants may not be less than 100% of the fair market value of the shares on the date of grant. No options were outstanding at December 31, 1994.

       The 1994 Plan provides up to 175,000 shares to be granted to Directors of the Company who are not employees of the Company or any affiliate until May 2004, or the day after the 2004 Annual Meeting. This Plan replaces the portion of the 1988 Stock Incentive Plan that related to non-employee Directors. Beginning in 1994, each non-employee Director will receive a Nonstatutory Option of 1,500 shares, and the price will be 100% of the fair market value of the shares on the date of grant. Grants for 13,500 shares were outstanding at December 31, 1994, none of which were exercisable at that date.

       The Company has one additional stock option plan, approved prior to 1994, from which key employees may be granted options to purchase shares of the Company's common stock at 100% of the market price on the date of grant.

       A maximum of 1,500,000 shares was authorized to be granted under the 1988 Stock Incentive Plan during the period ending May 1998. Grants for 971,308 shares were outstanding at December 31, 1994, of which 326,305 shares were exercisable at that date. An additional 217,900 shares were granted in January 1995.

       A maximum of 1,000,000 shares was authorized to be granted under the 1981 Incentive Stock Option Plan during the period ended April 1992. Grants for 208,373 shares were outstanding at December 31, 1994, of which 195,157 were exercisable at that date.


       The following table summarizes stock option activity for the three years ended December 31, 1994:

                                                               Price Range
                                                Shares           Per Share

Outstanding, January 1, 1992                   899,244         $15.00 - 24.63

       Granted                                 236,330         $23.25 - 24.63
       Exercised                              (225,607)        $15.00 - 24.63
       Cancelled                               (34,972)        $15.50 - 24.13


Outstanding, December 31, 1992                 874,995         $15.00 - 24.63

       Granted                                 233,579         $23.63 - 25.00
       Exercised                               (78,740)        $15.00 - 24.13
       Cancelled                               (99,865)        $18.13 - 24.88


Outstanding, December 31, 1993                 929,969         $15.00 - 25.00

       Granted                                 339,165         $20.50 - 24.88
       Exercised                               (42,681)        $15.00 - 24.13
       Cancelled                               (33,272)        $21.00 - 24.88


Outstanding, December 31, 1994               1,193,181         $15.50 - 25.00


<F50>
8.  Debt and Credit Agreements

    Debt consists of the following:


December 31,                                            1994          1993

    Foreign unsecured short-term loans
          9.44% weighted average
          at December 31, 1994, due 1995              $ 9,859      $26,911

    Unsecured committed lines of credit
          Variable, due 1995, 6.35% at
          December 31, 1994                               559        9,520

    Foreign unsecured long-term note payable
          Variable, 8.0% at December 31, 1994          15,315           --

    Foreign long-term notes payable
          4.0%-11.55%, due 1995-2014                   21,520        8,671

    Industrial revenue bonds
          5.0%, due 1995-2006                           1,534        1,632
          Variable, due 2009, 5.75%
          at December 31, 1994                          1,850        1,850

    Revolving credit agreement
          Variable, expires 1999                          --            --
          Variable, expires 1994                          --         5,000

    Unsecured committed credit facilities
          3.39%, due 1995 1996                         10,000        7,869
          3.54%, due 1996                               8,083           --

    Term loans
          7.18%, due 1996-2000                         20,000       20,000

    Other borrowings
          4.0%, due 1995-1998                              82        5,447

    Capital leases
          9.35% weighted average at
          December 31, 1994, due 1995-1997                258          452



                                                       89,060       87,352
        Less payments due within one year              35,304       48,493


                                                      $53,756      $38,859


    The Company has $59,441 of short- and long-term unused committed credit lines available with U.S. banks at money market rates of interest. Foreign subsidiaries have unused short-term credit lines available at prevailing interest rates in the amount of $35,875.

    Under the Company's short-term borrowing agreements with financial institutions, the highest month-end balance was $38,741 and $42,651, the weighted average month-end outstanding balance was $31,693 and $32,348, and the weighted average interest rate was 8.49% and 6.41% for 1994 and 1993, respectively. The weighted average interest rate on short-term borrowings at December 31, 1994 and 1993 was 9.64% and 6.39%, respectively.

    The Company's Canadian subsidiary borrowed $15,315 in December 1994 from a Canadian financial institution under an unsecured long-term agreement to finance a portion of the purchase of Vogel. During January 1995, the Company paid the balance of the borrowing mostly from available cash resources and a
<F50>
smaller portion from short-term committed credit lines; therefore, the balance has been classified as a current portion of long-term debt in the accompanying consolidated balance sheet.

    Subsequent to the year-end of Lowara, S.p.A., two separate long-term borrowing agreements were entered into. Short-term financing for the purchase of an investment in insurance certificates was converted to long-term variable rate debt, in the amount of $6,498 in order to more closely match the maturity of the debt with that of the investment. The Company's subsidiary also obtained $5,199 long-term variable rate debt for expansion of plant and equipment. Short-term borrowings of $11,697 have been reclassified as long-term debt in the accompanying consolidated balance sheet, and included in the balance of foreign long-term notes payable.

    The Company's European subsidiaries have $13,073 in long-term notes payable for which certain of the subsidiaries' fixed assets are pledged as collateral. The investment in insurance certificates is guaranteed as collateral for the related debt financing the investment.

    The Company's Industrial Development Revenue Bond financing is collateralized by certain property.

    On October 31, 1994, the Company's Revolving Credit Agreement expired. The expired Revolving Credit Agreement permitted borrowings up to $30,000. In October 1994, the Company entered into a new revolving credit agreement that permits borrowings up to $55,000, at the Company's election, under several interest rate options, which are reflective of current rates. Under the new agreement, the highest level of revolving credit borrowings was $10,000, averaged $7,657, with a weighted average interest rate of 5.31%. The highest level of borrowing under the expired Revolving Credit Agreement during 1994 was $30,000; 1993 - $30,000; 1992 - $27,500. Borrowings under the expired agreement averaged $24,281 for 1994, with a weighted average interest rate of 4.33%;
1993 - $22,927, at 3.45%; 1992 - $16,000, at 4.10%.

    During 1993 and 1994, the Company borrowed funds through a $10,000 unsecured committed credit facility. In 1994, the Company entered into another $10,000 unsecured committed credit facility. The purpose of the facilities is to finance the import of product from the Company's Italian subsidiary.

    On August 3, 1993 the Company borrowed $20,000 on a long-term note, with annual principal installments, commencing in 1996.

    The Company's borrowing agreements impose certain financial restrictions on the Company relative to leverage, interest coverage, working capital, and tangible net worth. The Company was in compliance with these restrictions at December 31, 1994.

    Debt maturities during the next five years are $35,304 in 1995, $17,039 in 1996, $5,900 in 1997, $8,774 in 1998, and $5,781 in 1999.


9.  Financial Instruments and Derivative Financial Instruments

Concentrations of Credit Risk. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. The Company places its temporary cash investments with creditworthy financial institutions and limits the amount of credit exposure to any one financial institution. The Company actively evaluates the creditworthiness of the financial institutions with which it invests. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers constituting the Company's customer base and their dispersion across different businesses and geographic areas. Letters of credit are the principal security obtained to support lines of credit or negotiated contracts when the financial strength of a customer is not considered sufficient. At December 31, 1994 and 1993, the Company had no significant concentrations of credit risks.

Letters of Credit. At December 31, 1994 and 1993, the Company had letters of credit outstanding totalling $5,212 and $5,356, respectively, which guarantee
<F50>
various trade activities. The contract amount of the letters of credit is fixed over the life of the commitment and is the amount at which settlement of the obligation would occur with the counterparty. The Company recognizes losses on these commitments as incurred. No material losses on these commitments have been incurred, nor are any anticipated.

Foreign Exchange Risk Management. The Company operates internationally, giving rise to significant exposure to market risks from changes in foreign exchange rates. Foreign exchange forward contracts, with fixed dates of maturity and exchange rates, are utilized by the Company to reduce this risk. The Company does not hold or issue financial instruments for trading purposes and only contracts with high quality financial institutions. If the counterparties to the exchange contracts, investment grade foreign and domestic banks, do not fulfill their obligations to deliver the contracted foreign currencies, the Company could be at risk for fluctuations, if any, required to settle the obligations.

The Company held foreign exchange forward contracts for the notional amounts as follows:


December 31,                                         1994                1993

                                          Buy         Sell        Buy      Sell

Canadian dollars                       $15,729      $12,518      $ --    $9,744
Italian lire                            10,071          274        --        --
Other                                       90           --       253       150

                                     $25,890       $12,792       $253    $9,894

Fair Value                            $25,501      $12,515       $248    $9,793



The Company entered into these foreign exchange forward contracts to hedge certain firm purchase, sale, and financing commitments denominated in foreign currencies. The term of the derivatives is less than or equal to one year.

At December 31, 1994 and 1993, the Company had deferred unrealized gains and (losses) of $361 and $(472), and $137 and $(42), respectively, which are amortized within one year. The Company had neither deferred realized gains or (losses) at December 31, 1994 and 1993. At December 31, 1994 and 1993, the fair value of the foreign exchange forward contracts are estimated based on dealer-quoted prices.

Fair Value of Financial Instruments. The carrying amounts and estimated fair values of the Company's financial instruments are summarized as follows:


December 31,                                         1994                1993
                                              Estimated             Estimated
                                    Carrying       Fair   Carrying       Fair
                                     Amount       Value    Amount       Value
Assets:
    Other investments              $6,498       $6,498     $6,074    $6,074
    Note receivable                    --           --      4,000     4,000

Liabilities:
    Short-term borrowings          10,418       10,418     41,571    41,571
    Long-term debt                 78,384       76,508     45,329    45,720



<F50>
The methods and assumptions used to estimate the fair values of financial instruments are summarized as follows:

Other investments: The carrying value of the investments in insurance certificates approximates fair value since the certificates are redeemable at any time for carrying value, plus accrued interest.

Note receivable: At December 31, 1993, the Company held a note receivable from Wheatley TXT Corporation for $4,000, with a variable interest rate. The non-current portion of the note receivable, $3,000, was included in other assets. During 1994, the note was paid in full.

Short-term borrowings: The carrying value of short-term borrowings approximates fair value due to the short-term maturities of these instruments.

Long-term debt: The carrying value of long-term debt excludes $258 and $452 of obligations under capital leases at December 31, 1994 and 1993, respectively. The carrying values of credit facilities with variable rates of interest approximates fair values. The fair value of fixed rate debt was estimated by discounting cash flows using rates currently available for debt of similar terms and remaining maturities.


10.  Unusual Charges

Provision for Environmental Litigation. On April 18, 1994, the Attorney General of California and two environmental groups filed separate complaints in the Supreme Court of the State of California for Alameda County against the Company and certain other submersible pump manufacturers alleging the unlawful discharge of lead into sources of drinking water through leaching from pumps manufactured by the Company and such other manufacturers, as well as failure to warn consumers of potential exposure to lead. The complaints seek various remedies including civil penalties.

    On April 28, 1994, a complaint was filed against the Company and its then President in Federal Court for the Western District of New York, alleging violation of U.S. securities laws and common law fraud. The complaint seeks certification of a class of plaintiffs consisting of all purchasers of the Company's common stock during the period March 29, 1993 through April 20, 1994, inclusive. The complaint seeks, among other remedies, damages in an unspecified amount, allegedly suffered by the putative class from a decrease in the market price of the Company's common stock on April 20, 1994 after the filing of the litigation described above.

    A fourth complaint, filed on May 3, 1994, in the Superior Court of Washington for King County alleging a class action against the Company was dismissed during 1994.

    In 1994, a charge of $3,454 pre-tax was recorded for legal and other fees related to the Company's vigorous defense of the lawsuits commenced in 1994 arising from the sales of submersible pumps with brass or bronze components. This charge includes the establishment of a $2,200 reserve to cover revised estimates of future legal costs to pursue that defense. At December 31, 1994, the remaining reserve was $1,883. Although the Company believes the reserve is adequate based on current estimates, it is possible that the range of such costs and related expenses could exceed the reserve by as much as $1,000. There has not been, nor does the Company currently anticipate, any material impact on sales or inventories resulting from these lawsuits.

    The Company intends to vigorously defend all of the pending litigation, as well as any additional lead-related litigation that may be commenced, but no assurance can be given as to the ultimate outcome of such litigation or its impact on the Company. If the Company were ultimately determined to be liable for the damages alleged in such litigation, the claims against the Company could be substantial. The Company's insurance carriers have presently disclaimed coverage for any liability resulting from this litigation. However, all pending lead-related litigation is at a preliminary stage, and it is not possible at this time for the Company to quantify any potential civil penalties, damages, and other relief sought by the various plaintiffs or to determine the extent of
<F50>
its liability, if any.


Restructuring Charges. In the fourth quarter of 1994, the Company executed a restructuring plan to align its continuing global operations with management's long-term objectives. As a result, a restructuring charge of $3,463 and a related liability for such costs were recorded in the Company's consolidated financial statements in the fourth quarter. The restructuring plan included the downsizing of the Company's California, Netherlands, and Mexican based operations and the consolidation of sales offices, PRO Service Centers, and other Company facilities. As a result, the related cost to exit owned and leased facilities was $1,036. The restructuring included the termination of 149 employees from manufacturing, selling, and general and administrative departments. The related termination benefits included in the restructuring charge were $2,427. Although only a small portion of these costs have been expended in 1994, the restructuring plan is expected to be significantly completed by the end of 1995.

During 1992, the Company also recorded the impact of a restructuring program that included $2,940 related to the early retirement of employees and $3,360 for the relocation of certain product lines and the centralization of contract engineering for high-specification products to better meet customer
requirements.   The aggregate restructuring program costs are shown as a
separate line item in the accompanying consolidated statement of earnings and resulted in a pre-tax charge of $6,300 ($.19 per share after-tax) in 1992. During 1993, the restructuring program was substantially completed.


Mexican Accounting Irregularities. In late December 1994, the Company uncovered $3,245 pre-tax of accounting irregularities at its Mexican subsidiary. These amounts were included in fourth quarter results. The irregularities related to a manipulation of accounting records by personnel at the location but involved little, if any, misappropriation of funds. The Company has discharged those persons responsible for the irregularities and has taken the appropriate steps to help ensure that internal controls and procedures are consistently followed.

Correction of these irregularities on a pre-tax basis in 1994 decreased net sales by $2,219, increased cost of goods sold by $1,002 and increased selling, general and administrative expenses by $24. The portion of the irregularities that occurred in 1993 and prior years combined with other prior year adjustments (totalling $1,143 after-tax) is immaterial to the 1993 financial statements and has been recognized as an adjustment to first quarter 1994 reported results. Quarterly results for 1994 on an after-tax basis have been restated to reflect the following adjustments:

                                        First      Second    Third     Fourth
                                       Quarter    Quarter   Quarter    Quarter

Net sales                             $(2,560)     $ (63)    $ 515    $ 2,108
Cost of sales                            (434)       754       606       (926)
Selling, general and
   administrative expenses                 68         --        --        (68)

Earnings before income taxes            (2,194)      (817)      (91)    3,102
Income taxes                              (678)        --        --       678

Net earnings                           $(1,516)     $(817)    $ (91)   $2,424

Net earnings (loss) per share          $  (.07)     $(.04)    $(.01)   $  .12


The fourth quarter adjustment reflects the reversal of the adjustments previously recorded.


<F50>
11.  Income Taxes

    The components of the provision for income taxes are as follows:

                                                   1994       1993      1992
 Current:
   Federal (U.S.)                                $11,199    $ 6,049   $11,363
   State                                           2,225      1,565     2,544
   Foreign                                         3,658      4,825     6,375

Deferred:
   Federal (U.S.)                                 (4,700)    (2,548)   (6,119)
   State                                            (488)        (5)     (905)
   Foreign                                          (452)       955       718

    Provision for income taxes                   $11,442    $10,841   $13,976


    Reconciliations of the U.S. statutory tax rate with the effective tax rates reported for continuing operations are as follows:

                                                     1994       1993      1992

U.S. statutory rate                                  35.0%      35.0%     34.0%

Foreign taxes in excess of U.S. statutory
  rate, net of U.S. credits                           4.5        2.0       7.6
State taxes-net                                       3.8        2.9       3.0
U.S. benefits of foreign sales corporation           (2.3)      (2.0)     (1.5)
Deferred income tax rate changes                       --       (2.2)       --
Other-net                                            (2.4)      (4.2)     (4.1)


    Effective tax rate                              38.6%      31.5%     39.0%


    The net deferred tax asset components under SFAS No. 109 are as follows:

December 31,                                        1994       1993        1992
Deferred tax assets:
  Postretirement benefits other than pensions     $18,870    $19,517    $17,986
  Other nondeductible liabilities and reserves      4,502      4,054      3,195
  Tax credit carryforwards                          1,738      2,589        905
  Workers' compensation and other claims            2,506      2,488      1,439
  Accrued vacation pay                                901      2,191      2,162
  Deferrals under state jurisdictions-net           1,948      1,839      1,880
  Deferrals under foreign jurisdictions             4,375      1,448      1,925
  Pension benefits                                  1,729      1,240      1,326
  Miscellaneous                                       366        384        662
  Inventories                                         327        775      1,444
    Gross deferred tax assets                      37,262     36,525     32,924

Valuation allowance for deferred tax assets        (2,955)    (1,782)      (905)


Deferred tax liabilities:
  Property, plant and equipment                   (10,298)   (10,895)   (10,334)
  Deferrals under foreign jurisdictions            (5,112)    (5,701)    (6,951)
  Other assets and miscellaneous                   (2,430)    (4,111)    (3,307)
  Deferred gain on Wheatley Gaso transactions        (561)      (748)      (909)
    Gross deferred tax liabilities                (18,401)   (21,455)   (21,501)


    Net deferred tax asset                        $15,906    $13,288    $10,518


    Earnings before income taxes resulting from non-U.S. operations for 1994, 1993, and 1992 are $1,315, $10,359, and $13,412, respectively.

    As discussed in Note 1, the Company adopted SFAS No. 109 as of January 1, 1992. The cumulative effect of this accounting change for income taxes is not significant and, hence, prior years' financial statements have not been restated to apply the provisions of SFAS No. 109.

<F50>
    The Company and its domestic subsidiaries file a consolidated U.S. federal income tax return. Such returns have been audited and settled through the year 1989.

    The valuation allowance for deferred tax assets increased by $1,173 in 1994.

    At December 31, 1994, the Company has foreign tax credit carryforwards of $1,738 that will expire at the end of the following years if not otherwise utilized: $281 - 1997 and $1,457 - 1998.


12.   Employee Benefit Plans

 Pension Plans

 The Company has several defined benefit pension plans covering substantially all domestic employees. Plans covering salaried exempt employees provide pension benefits based upon final average salary and years of service. Benefits to other employees are based on a fixed amount for each year of service. During the fourth quarter of 1992, the Company offered an early retirement program to employees meeting certain age and service requirements. The additional expense has been recorded as part of the 1992 net pension cost shown below. The cost of this program is included in the restructuring costs recorded by the Company (see Note 10). The Company's funding policy is to contribute annually an amount that falls within the range determined to be deductible for federal income tax purposes. Plan assets consist primarily of listed stocks and bonds.

 Net pension cost includes the following components:

                                               1994        1993         1992
Service cost                                 $3,855      $3,668       $2,815
Interest cost                                 7,194       6,968        5,965
Actual return on plan assets                  1,825     (11,447)      (6,442)
Net amortization and deferral                (9,854)      4,562         (128)
Early retirement plan                            --          --        2,940

     Net pension cost                        $3,020      $3,751       $5,150
<F50>
 The following table sets forth the plans' funded status and the amounts recognized in the Company's consolidated financial statements:

                                             Plans where             Plans where
                                           assets exceed             accumulated
                                             accumulated                benefits
                                                benefits           exceed assets
December 31,                            1994        1993         1994       1993

Actuarial present value of
  benefit obligations:

     Vested benefit obligation       $53,073     $43,344     $22,629    $38,196

     Accumulated benefit obligation  $54,182     $44,898     $22,855    $41,374

     Projected benefit obligation    $63,768     $56,012     $23,074    $42,343

Plan assets at fair value             65,070      52,019      21,038     35,608

Plan assets net of projected
  benefit obligation                  (1,302)      3,993       2,036      6,735

Unrecognized net gain or (loss)        7,240       2,607         975     (2,746)
Unrecognized prior service cost       (2,315)      (534)      (4,548)    (5,976)

Unrecognized net asset                 1,937        934          920      2,316

Adjustment required to recognize
  minimum liability                      --         --         2,657      6,410

  Accrued pension liabilities       $ 5,560    $ 7,000         2,040     $6,739


      In determining the actuarial present value of the projected benefit obligation, the weighted average discount rate was 9.0% and 7.5% as of December 31, 1994 and 1993, respectively; the rate of increase in future compensation levels was 5% as of December 31, 1994 and 1993, and the expected long-term rate of return on assets was 9% as of December 31, 1994 and 1993.

 As is required by SFAS No. 87, "Employers' Accounting for Pensions," for plans where the accumulated benefit obligation exceeds the fair value of plan assets, the Company has recognized in the accompanying consolidated balance sheets the minimum liability of the unfunded accumulated benefit obligation as a long-term liability with an offsetting intangible asset and equity adjustment, net of tax impact. As of December 31, 1994 and 1993, this minimum liability amounted to $2,657 and $6,410, respectively. The adoption of these provisions had no impact on net earnings or cash flow.

 Lowara S.p.A. is required by Italian law to provide a lump sum severance payment to personnel upon termination of employment. The amounts are subject to annual revaluation on the basis of indices. The provision for employee severance amounted to $1,898 in 1994, $1,873 in 1993, and $2,059 in 1992,
resulting in total reserve balances of $9,504 at December 31, 1994, $7,772 at December 31, 1993, and $8,334 at December 31, 1992. This reserve reflects the amounts accrued at year-end for each employee in accordance with the law and labor contracts.


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

<F50>
 In the fourth quarter of 1992, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," requiring the accrual method of accounting for these benefits effective January 1, 1992. As permitted by SFAS No. 106, the Company elected to recognize the transition obligation as of the adoption date. The Company restated 1992 first quarter operations to record a pre-tax charge of $47,978 ($29,746 after-tax or $1.42 per share) as a cumulative effect of an accounting change at that date.

 Net postretirement benefit cost includes the following components:

                                                            1994       1993

Service cost on benefits earned during the period         $1,335     $1,440
Interest cost on accumulated benefit obligation            3,819      4,026
Amortization of plan amendments                             (645)      (598)

Net postretirement benefit cost                           $4,509     $4,868

 Retirement medical costs decreased primarily due to cost reductions resulting from amendments to Company-sponsored medical plans. The unamortized amounts for plan amendments, set forth in the table below, represent the accumulated cost reductions resulting from these amendments. The amortization of these amounts will reduce retirement medical costs over the next 12 years.

 The accumulated postretirement benefit obligation, included in the accompanying consolidated balance sheets, is comprised of the following:


December 31,                                               1994       1993

Retirees                                                 $21,821    $25,869
Active, eligible employees                                 4,344      5,434
Active, non-eligible employees                            11,925     19,132
Unrecognized gain (loss)                                   8,504     (3,007)
Unrecognized prior service cost                            7,319      8,362

  Accrued postretirement benefit obligation              $53,913    $55,790


 In determining the accrued postretirement benefit obligation as of December
31, 1994 and 1993, weighted average discount rates of 9.25% and 7.75% and medical care cost trend rates of 11% and 12%, respectively, were used. The medical care cost trend rates used in the actuarial computations were reduced by 1% per year to 5% by 2001 as of December 31, 1994 and 1993. The effect of a one percentage point increase in the assumed medical care cost trend rate would have increased the 1994 and 1993 service and interest components of the net postretirement benefit cost by $713 and $925, respectively, and the accrued postretirement benefit obligation at December 31, 1994 and 1993, by $6,563 and $6,400, respectively.

 In 1994, the Company revised the non-union eligibility requirements for postretirement medical and life coverage from the attainment of age 55 and 10 years of service, to attainment of age 55 and 10 years of service after attaining age 45. This change reduces the end of year accumulated postretirement benefit obligation by $3,794.

 The plan amendment also meets the definition of a curtailment because non-union employees under age 45 are not considered active plan participants. This results in a curtailment gain of $4,191 that is determined by accelerating the recognition of the remaining unrecognized prior service cost related to those employees' future years of service. This curtailment gain is reflected in the consolidated statement of earnings as a component of Other (income) expense-net.


<F50>
    Postemployment Benefits

     In the fourth quarter of 1993, the Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits," requiring the accrual method of accounting for certain of these benefits effective January 1, 1993. The Company restated 1993 first quarter operations to record a pre-tax charge of $1,579 ($1,026 after-tax or $.05 per share) as a cumulative effect of accounting change at that date. Previously, the Company recognized postemployment benefit costs when paid. The annual incremental cost of adopting SFAS No. 112 is immaterial on an on-going basis.


13.  Commitments and Contingencies

 During 1991, the Company recorded a $2,000 provision for estimated environmental costs. This charge reflects anticipated costs to monitor and remediate an inactive Company landfill site in Seneca Falls, New York. At December 31, 1994, the remaining reserve, classified as a current liability, was $1,795. No third-party recoveries have been included in the determination of this reserve, nor are any expected. The remediation is expected to be completed in 1995 or early 1996, and the Company does not currently expect any additional material costs in future years associated with this site.

 The Company has various noncancellable lease agreements for sales offices, warehouses, computers, and other equipment. Total rental expense for the years ended December 31, 1994, 1993, and 1992 was $5,088, $5,010, and $4,913,
respectively. Future minimum rental payments at December 31, 1994, are as follows:



 1995            $3,430        1998              $1,260
 1996             2,165        1999               1,098
 1997             1,601        2000 and after     1,372


<F50>
14.  Major Market Segment Information

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

                                                                   1994             19931             1992
Net sales:
  Industrial Products                                          $323,254         $316,125         $337,317
  Water Technologies                                            262,222          239,567          221,586
  Total net sales                                              $585,476         $555,692         $558,903
Operating earnings:
  Industrial Products                                          $ 18,224 2        $ 18,497         $ 23,847
  Water Technologies                                             20,896 2          21,122           21,369
      Total operating earnings                                   39,120           39,619           45,216
General corporate expenses                                        7,083            5,631            5,871
Interest expense-net                                              3,515            3,494            3,591
Other (income)-net                                               (1,121)          (3,921)             (75)
Earnings before income taxes
and cumulative effect of
accounting changes                                             $ 29,643         $ 34,415         $ 35,829

Identifiable assets:
  Industrial Products                                          $205,079         $219,129         $223,533
  Water Technologies                                            214,356          186,991          161,720
  Investments in affiliates                                       1,178           12,774           12,735
  Investment in Vogel                                            17,800               --               --
  General corporate assets                                       18,828           19,608           20,769
    Total assets                                               $457,241         $438,502         $418,757

Geographic Areas
Net sales:
  United States                                                $428,002         $404,014         $398,252
  Europe                                                         99,613           95,569          105,642
  Other foreign                                                  57,861           56,109           55,009
    Total net sales                                            $585,476         $555,692         $558,903

Operating earnings:
  United States                                                $ 36,181         $ 28,575         $ 29,101
  Europe                                                          5,390            7,196            9,273
  Other foreign                                                  (2,451)           3,848            6,842
    Total operating earnings                                     39,120           39,619           45,216
General corporate expenses                                        7,083            5,631            5,871
Interest expense-net                                              3,515            3,494            3,591
Other (income)-net                                               (1,121)          (3,921)             (75)
Earnings before income taxes
and cumulative effect of
accounting changes                                             $ 29,643         $ 34,415         $ 35,829

Identifiable assets:
  United States                                                $243,220         $258,780         $238,879
  Europe                                                        137,540          108,918          107,717
  Other foreign                                                  38,675           38,422           38,657
  Investments in affiliates                                       1,178           12,774           12,735
  Investment in Vogel                                            17,800               --               --
  General corporate assets                                       18,828           19,608           20,769
    Total assets                                               $457,241         $438,502         $418,757

Other Information              Depreciation                  Property Additions                    Export Sales
                         1994      1993 1      1992      1994       1993 1      1992      1994        1993 1     1992
Industrial Products   $14,901    $14,474    $14,630   $11,893     $11,414    $25,818   $45,328     $51,894    $48,290
Water Technologies      9,698      9,952      8,842    15,456      13,100     13,433    12,851      10,316      9,914
Corporate                 326        362        347       731         136        753        --          --         --
                      $24,925    $24,788    $23,819   $28,080     $24,650    $40,004   $58,179 3    $62,210    $58,204
<F54>
1    Prior to 1993, the Ag Turbine portion of the Vertical Products Division in Texas was part of the In
     Group.  In 1993, it became part of the Water Technologies Group.
2    Includes the impact of the restructuring charge (IPG - $3,332; WTG - $127) and the provision for en litigation (WTG - $3,454).
3    Represents sales from the United States to external customers in Europe, the Middle East, and Afric
     America of $19,354; Asia Pacific of $20,449; and other foreign locations of $963.

<F50>
15.  Quarterly Financial Data
     (Unaudited)

Quarter ending       3/31/94 *   6/30/94 *   9/30/94 *   12/31/94 *      Year

Net sales           $136,645    $150,128    $154,858     $143,845   $585,476
Gross profit          37,848      44,289      44,359       40,594    167,090

Net earnings           3,817       5,497       5,139        3,748     18,201

Net earnings per share   .18         .26         .24          .18        .86
Dividends per share      .20         .20         .20          .20        .80


Quarter ending       3/31/93     6/30/93     9/30/93     12/31/93        Year

Net sales           $124,402    $152,424    $149,895     $128,971     $555,692
Gross profit          35,568      44,524      43,161       33,065      156,318
Earnings before
  cumulative effect
  of accounting
 change                3,406       8,208       8,591        3,369       23,574
Cumulative effect of
  accounting change   (1,026)         --          --           --       (1,026)

Net earnings           2,380       8,208       8,591        3,369       22,548


Net earnings (loss) per share:
Earnings before cumulative
  effect of accounting
  change                 .16          .39         .41          .16        1.12
Cumulative effect of
  accounting change     (.05)          --          --           --        (.05)
Net earnings per share   .11          .39         .41          .16        1.07
Dividends per share      .20          .20         .20          .20         .80




* Reflects the restatement for the adjustment of accounting irregularities at the Company's Mexican subsidiary of $2,567 after-tax. See Note 10 for detailed information.
<F50>
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                 PART III


ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Pages 1 through 3 of the Proxy Statement contain information concerning directors which is incorporated herein by reference.
Information concerning executive officers is included in Part I of this Form 10-K Annual Report, following Item 1.


ITEM 11.      EXECUTIVE COMPENSATION

Pages 3, and 7 through 15 of the Proxy Statement contain information concerning executive compensation which is incorporated herein by reference.


ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT

Page 5 of the Proxy Statement contain information concerning ownership of the Company's common stock which is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pages 6 and 12 of the Proxy Statement contain information concerning transactions with directors and others which is incorporated herein by reference.



                                  PART IV


ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
              FORM 8-K

(a) (1)  Financial Statements:

         The financial statements of the Company are included in Part
         II, Item 8.


                                                           Page in
                                                          Form 10-K

         (2)  Independent Auditors' Report on Financial
              Statement Schedules                                54
<F50>
              The following schedules are included in this Form 10-K Annual Report:

              VIII - Valuation and Qualifying Accounts           55

         All other Financial Statement Schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements.

(b) Reports on Form 8-K:

    Two reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1994:

         * Report on Transfer of Control of Oil Dynamics, Inc. dated November 28, 1994

         * Report on Purchase of Pumpenfabrik Ernst Vogel, AG dated December 5, 1994 and amended on February 17, 1995.

(c) Exhibits:

         Exhibit Number                  Description of Exhibits

    (3)  Articles of Incorporation and By-Laws:

         * Restated Certificate of Incorporation filed May 6, 1985 (Exhibit 19 to Form 10-Q for the period ending June 30,
              1985).

         * Amendment to the Certificate of Incorporation, (the Company's definitive Proxy Statement for its Annual Meeting of Stockholders held on May 4, 1988, copies of which were filed with the Commission on April 11, 1988, wherein said amendment is identified as exhibit (B)).

         * Amendment to the Certificate of Incorporation as filed by the Delaware Secretary of State on May 31, 1989 (Exhibit
              (a), Form 10-Q for the quarter ended June 30, 1989).

         *    By-Laws (Appendix C of the 1984 Proxy Statement).

         * Amendment to the Company's By-Laws (Proxy Statement for its Annual Meeting of Stockholders held on May 4, 1988, copies of which were filed with the Commission on April 11, 1988, wherein said amendment is identified as exhibit
              (C)).

         (10) Material Contracts:

         (iii) Compensatory Plans for Officers and Directors:

              Severance Agreement dated August 23, 1994 between Goulds Pumps, Incorporated, and Stephen V. Ardia (see index to exhibits on page 56 of this report on Form 10-K).

              Memorandum of Understanding dated June 27, 1994 between Goulds Pumps, Incorporated, and Thomas C. McDermott (see
<F50>
              index to exhibits on page 56 of this report on Form 10-
              K).

              Goulds Pumps, Incorporated Supplemental Benefit Plan for Non-Employee Directors and Goulds Pumps, Incorporated Retirement Plan for Non-employee Directors, both effective June 21, 1994 (see index to exhibits on page 56 of this report on Form 10-K).

         *    Goulds Pumps, Incorporated 1994 Incentive Plan to
              Increase Stockholder Value, effective on May 4, 1994 (filed as Exhibit A on page 19 of Proxy Statement dated March 31, 1994).

         * Goulds Pumps, Incorporated 1994 Stock Option Plan for Non-Employee Directors, effective on date May 4, 1994 (filed as Exhibit B on page 35 of Proxy Statement dated March 31, 1994).

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

         *    Goulds Pumps, Incorporated Stock Purchase Plan for
              Employees (Form S-8 Registration Statement No. 2-64530, filed on May 21, 1979).

         * Goulds Pumps, Incorporated 1988 Stock Incentive Plan (Form S-8 Registration Statement No. 33-22902 filed on July 5, 1988).

         (11) Computation of Earnings Per Share:
              See page 78 of this Annual Report on Form 10-K.

         (22) Subsidiaries of the Registrant:
         See page 79 of this Annual Report on Form 10-K.

         (23) Consents of Experts and Counsel:
              For Consent of Independent Auditors see page 80 of this Annual Report on Form 10-K.

         (27) Financial Data Schedule (filed electronically only).


<F50>
              All other exhibits are omitted because they are not applicable or the required information is shown elsewhere in this Annual Report on Form 10-K.

         * Incorporated herein by reference to the filed document indicated in parenthesis.





                               UNDERTAKINGS


         The Company, being the registrant under Registration Statement Nos. 2-64847, 2-64530, 2-78145, 2-90969, 33-22902, 33-54419, and
         33-54437 on Form S-8, currently on file with the Securities and Exchange Commission, hereby undertakes as follows, which undertaking shall be incorporated by reference into such Registration Statements:

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


Goulds Pumps, Incorporated:



We have audited the consolidated balance sheets of Goulds Pumps, Incorporated and its subsidiaries as of December 31, 1994 and 1993 and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1994, and have issued our report thereon dated January 26, 1995; such report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of Goulds Pumps, Incorporated and its subsidiaries, listed in
Item 14(a)2. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




s/Deloitte & Touche LLP
Deloitte & Touche LLP

Rochester, New York
January 26, 1995

<F50>
                                                                 Schedule VIII



            GOULDS PUMPS, INCORPORATED AND CONSOLIDATED SUBSIDIARIES
               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                                 (IN THOUSANDS)



                             BALANCE      ADDITIONS                    BALANCE
                        AT BEGINNING     CHARGED TO     DEDUCTIONS      AT END
                             OF YEAR     INCOME (2)         (1)        OF YEAR


Allowance for Doubtful
Accounts, Deducted from
Trade Receivables:

       1994...........         $2,177       $1,172      $  956          $2,393

       1993...........         $2,408       $  814      $1,045          $2,177

       1992...........         $3,009       $  472      $1,073          $2,408









(1)  Accounts written off, less recoveries.

(2)  Includes impact of foreign currency translations.
<F50>




                                EXHIBIT 10




A)  Severance Agreement dated August 23, 1994 between Goulds
    Pumps, Inc. and Stephen V. Ardia (pages 57 through 60)



B) Memorandum of Understanding dated June 27, 1994 between Goulds Pumps, Inc. and Thomas C. McDermott (pages 61 through 63)



C)  GOULDS PUMPS, INC.
    Supplemental Benefit Plan for Non-Employee Directors (pages 64 through 70)



D)  GOULDS PUMPS, INC.
    Retirement Plan for Non-Employee Directors (pages 71 through
    77)
<F50>



                            SEVERANCE AGREEMENT


    AGREEMENT made as of the 23rd day of August, 1994, between GOULDS PUMPS, INC., a Delaware Corporation with its principal office at Seneca Falls, New York ("Goulds") , and STEPHEN V. ARDIA, residing at 3 West Lake Street, Skaneateles, New York ("SVA").

    WHEREAS, SVA has been employed by Goulds as President and Chief Executive Officer and has served as a Director of Goulds, and

    WHEREAS, SVA is desirous of relinquishing his duties and responsibilities as an Officer and Director of Goulds, and

    WHEREAS, Goulds is desirous of retaining the services of SVA as an employee in another capacity.

    NOW, THEREFORE, in consideration of the promises and the mutual covenants contained herein, it is mutually agreed as follows:

    1. SVA has resigned as an Officer and Director of Goulds, effective June 22, 1994, provided that SVA's base salary shall be paid until June 30, 1994. After June 23, 1994, SVA shall remain as an employee of Goulds on Leave of Absence status without any break in service until August 31, 1996.

    2. Goulds shall pay a monthly salary to SVA at the rate of $35,084.62 on a semi-monthly basis, beginning July 1, 1994 and continuing, contingent on compliance by SVA with the conditions listed below, through August 31, 1996.

    3. The foregoing salary obligation of Goulds shall be offset by the amount of any salary that SVA may receive from another employer during the Leave of Absence period, it being understood that, subject to Section 4 below, SVA is free to seek and accept other employment during the Leave of Absence period.

    4. The foregoing salary obligation of Goulds shall cease in the event that SVA commences employment with or performs consulting services for a competitor of Goulds. SVA agrees to inform Goulds of any such prospective employment or consultation in advance and the decision of Goulds' Board of Directors shall be final as to whether or not such employment or consultation will activate this provision.

    5. Subject to the provisions of this Section, the foregoing salary obligation of Goulds is contingent upon Goulds' receipt of SVA's continued cooperation until the conclusion of all matters, such as litigation, that are now pending or may reasonably arise in the future from circumstances occurring during SVA's employment as President and Chief Executive Officer of Goulds. In the event that Goulds reasonably believes that SVA is not cooperating in such matters, Goulds shall promptly give SVA notice of such non-cooperation specifying in reasonable detail the manner in which
<F50>
Goulds believes SVA is not cooperating. SVA shall then have a period of thirty (30) days to cure the default which Goulds has detailed. If at the end of said thirty (30) day period SVA has not cured the said default, Goulds shall have the right to terminate said payments.

    6.   SVA will be eligible for 50% of a 1994 Executive
Incentive Plan award based on actual 1994 results that is computed in the same manner as the awards for the other senior corporate officers qualified to receive such an award. Payment of the award, if any, will be made during the first quarter of 1995. SVA will not be eligible for any other Executive Incentive Plan awards during the term of this Agreement.

    7.   Basic Medical, Dental and Executive Health Care
Supplement benefits will continue through the Leave of Absence period provided the required employee contributions are made. SVA will be eligible to participate in the Goulds' Retiree Medical Plan as it may exist on September 1, 1996, provided SVA's employment does not terminate prior to that date for the reasons set forth in Sections 4 and 5 above.

    8. Coverage under the Executive Security Plan will continue through the Leave of Absence period and into retirement, as per the terms of the Plan, provided SVA'S employment does not terminate prior to September 1, 1996.

    9. Existing stock options will continue to vest during the Leave of Absence period and may be exercised in accordance with the terms of the applicable Plan provisions. All options that are not then vested, shall become vested on September 1, 1996, SVA's date of retirement. The provisions of the 1981 Incentive Stock Plan and the 1988 Stock Incentive Plan shall apply to said options. SVA shall not be eligible for any future stock option awards.

    10. Upon retirement at age 55, SVA shall be entitled to receive a total retirement benefit of $13,154.06 per month, comprised of payments from Pension Plan III and the Supplemental Executive Pension Plan, based on his selection of the 50% joint and survivor's annuity benefit. Goulds shall also pay the sum of $1,461.56 each month to SVA for the rest of his life as an additional benefit. SVA shall have the right to select a joint and survivor annuity benefit different than 50%, but such selection shall not increase the additional monthly payment obligation of Goulds. Goulds agrees that benefit payable from the SEPP will not be reduced, provided SVA remains in compliance, during the Leave of Absence period, with the provisions of the SEPP in effect on June 22, 1994. Notwithstanding the foregoing, in the event that SVA becomes employed elsewhere, there will be no effect upon the payments required under this Section, provided only that SVA shall forfeit any future payments under the SEPP should he become employed by or consult with a competitor (as determined pursuant to Section 4 herein), prior to September 1, 1996.

    11. Goulds shall also make a monthly "bridge payment" of $330.14 to SVA commencing on September 1, 1996 and continuing through August 2003, or the date of his death, whichever occurs earlier.
<F50>
    12. The parties agree that SVA's coverage under the Short and Long-Term Disability Plans and Executive Severance Agreement was terminated on June 23, 1994.

    13. SVA may continue to make contributions to his 401(k) account and participate in the Tax Preparation and Financial
Planning arrangement during the Leave of Absence period.

    14. The payment of SVA's Director's fees that have been deferred will be made according to SVA's election.

    15. SVA may select an Outplacement firm from a list of three attached hereto as Exhibit "A". Goulds will pay outplacement fees directly and SVA shall be reimbursed for reasonable expenses such as travel and telephone that he incurs during the use of the outplacement services.

    16. SVA shall continue to be covered under the applicable polices of insurance carried by Goulds for circumstances arising during the period that SVA was employed as the President and Chief Executive Officer of Goulds.

    17. All Country Club of Rochester and car phone charges billed after July 31, 1994 shall be for the account of SVA. The American Airlines Airpass membership and miles will be transferred from SVA to another employee of Goulds' choice. Any outstanding amounts owed to Goulds in SVA's Personal and Sundry Account as of August 1, 1994 will be deducted from the next salary payment.

    18. As additional consideration for the foregoing obligations to be performed by Goulds, SVA agrees as follows:

         A. Technical and Business Information made known by Goulds to SVA or discovered by SVA during the course of his employment is confidential and of substantial value to Goulds.

         B. All Technical and Business Information made known or discovered by SVA shall be held in confidence by SVA until September 1, 1996.

         C.   SVA shall not disclose Technical and Business
Information to anyone prior to September 1, 1996, unless he has received advance written authorization from Goulds.

         D. The preceding obligations of SVA shall not apply to Technical and Business Information generally available to the public before Goulds' first disclosure to SVA or which subsequently becomes generally available except by an act of SVA or such Information that was in SVA's possession prior to its receipt by Goulds.

    19. SVA also agrees and hereby does release Goulds, and its successors, subsidiaries, affiliates and assigns, and their present and former officers, directors, agents and employees from all actions, causes of action, including but not limited to suits, debts, sums of money, accounts, reckonings, bonds, executions, claims and demands which SVA, his heirs, successors or assigns ever had, or has, or hereafter may have against Goulds from the
<F50>
beginning of the world to the date of this Agreement including, but not limited to, all claims for attorney's fees, costs and expenses, and other actions or claims arising out of or related to SVA's past employment with Goulds, including liabilities and arising under any Federal and state employment discrimination laws, but specifically excluding obligations pursuant to this Agreement.

    20. In exchange for a portion of the severance benefits described herein which are provided as additional consideration, SVA hereby waives his rights or claims under the Age Discrimination in Employment Act of 1967 as amended. SVA is hereby advised to consult with an attorney prior to executing this Agreement. SVA has at least seven days following the execution of the Agreement during which SVA may revoke the Agreement and the Agreement will not become effective or enforceable until the revocation period has expired.

    This Agreement shall be interpreted pursuant to the laws of the State of New York.

Date:   August 25, 1994                /s/ Stephen V. Ardia
                                           Stephen V. Ardia



Date:   August 23,1994                Goulds Pumps, Inc.

                                   By: /s/ Thomas C. McDermott
                                           Thomas C. McDermott
                                           President

STATE OF NEW YORK)
COUNTY OF ONONDAGA) ss.:

On the 25th day of August, 1994 before me personally came Stephen
V. Ardia, to me known to be the individual described in and who executed the foregoing instrument, and acknowledged that he executed the same.

                                        /s/Lionel R. Whittingham
                                         Notary Public

STATE OF NEW YORK)
COUNTY OF SENECA) ss.:

On the 23rd day of August, 1994 before me personally came Thomas C. McDermott, to me known who, being by me duly sworn, did depose and say that he resides at 10 Woods Cove Road, East Orleans, MA, that he is the President of Goulds Pumps, Inc., the corporation described in and which executed the foregoing instrument; that he knows the seal of said corporation; that the seal affixed to said instrument is such corporate seal; that it was so affixed by order of the board of directors of said corporation and that he signed his name thereto by like order.


                                      /s/ Donna M. Short
                                       Notary Public
<F50>


                        MEMORANDUM OF UNDERSTANDING

                               June 27, 1994


    This Memorandum of Understanding described the compensation and benefit arrangements for Thomas C. McDermott ("TCM") as President and Chief Executive Officer for Goulds Pumps, Inc. ("Goulds") effective June 28, 1994.

1.  Base Salary

    $500,000 annual salary with a review January 1, 1996.

2.  Executive Incentive Plan

    Participation in the current plan at the current CEO target rate of 55% of base salary; 1994 goals remain the same as previously approved by the Board of Directors. 1994 participation is to be judged against full calendar year 1994 plans. Payment will be prorated per the 1994 EIP Plan document provision related to time in the job. The prorated payment will be guaranteed at the higher of the target rate at actual plan results or the target rate at on-plan (standard) results.

3.  Relocation

    Relocation of the McDermott residence from Massachusetts to the Rochester, NY area shall be according to Goulds' relocation policy for transferred employees. In addition, Goulds will reimburse and gross-up temporary living expenses from June 28, 1994 through October 31, 1994. Goulds also agrees to pay 75% of the tax due on the gain resulting from the sale of the Lincoln, MA house.

4.  Club Memberships

    Goulds will pay initiation fees and monthly dues for memberships at the Country Club of Rochester and the Genesee Valley Club.

5.  Car

    There will be no Company car provided.

6.  Stock Options

    TCM will be awarded a non-qualified stock option (NSO) to purchase 75,000 shares of Goulds stock at a price equal to the closing price of the stock on June 27, 1994. The option will be granted under the 1988 Stock Incentive Plan, and will vest in 25% increments on each anniversary date of the option. Per the terms of the Plan document, the option may be exercised for two years following retirement.

    TCM will also participate in any ongoing stock option program. Any options not vested at the time of his retirement will become fully vested upon retirement.

<F50>
7.  Retirement Plans

    a.   Non-Employee Director Retirement Plan

         TCM will be 100% vested in the Non-Employee Director Retirement Plan as of June 27, 1994.

    b.   Supplemental Executive Pension Plan (SEPP)

         TCM will be a participant in the SEPP according to its provisions, including graduated vesting of 20% per year. If changes are made to the SEPP in the future to increase its benefits, TCM will participate in those changes in the same way as current participants.

    c.   Pension Plan III (Exempt Pension Plan)

         TCM will be a participant in Pension Plan III according to its terms.

8.  Severance

    If TCM is removed involuntarily from the position of President and Chief Executive Officer for reasons other than for cause, he will receive an amount equal to his prior 12 months' compensation (base salary plus any Executive Incentive Plan bonus paid). This amount may be paid as a lump sum or over time, at his discretion.

9.  Title

    In addition to his title as President and Chief Executive Officer, TCM will be elected Chairman of the Board of Directors upon the retirement of Robert L. Tarnow from that position effective with the Annual Meeting of Stockholders in 1995.

10. Tax Preparation and Financial Counseling

    Goulds will reimburse TCM up to $15,000 annually for these expenses.

11. Other Executive Benefits

    TCM will also be eligible for participation in these benefits:

    a.   Medical Insurance

         Blue Cross/Blue Shield Comprehensive Plan.
         Executive and Company share in the premium cost.

    b.   Dental Insurance

         Goulds Pumps Dental Plan, administered by Blue Shield of Rochester, NY. Company pays the entire premium for Plan A.

    c.   Executive Health Care Supplement Plan

         Pays up to $5,000 in a year for uninsured health care expenses. Company pays the entire premium.

<F50>
    d.   Executive Security Plan

         Life Insurance Plan. Provides death benefit before age 65 equal to base salary continuation for 12 months, plus 50% of base salary until insured would have turned 65; death benefit after age 65 is 150% of base salary; retirees receive continued coverage. Company pays entire premium. Health questionnaire and physical examination required by insurance carrier.

    e.   Supplemental Life Insurance Plan (optional)

         Maximum coverage level of $300,000. Executive pays the entire premium.

    f.   Executive Long-Term Disability Plan

         2/3 of base salary.  Company pays the entire premium.

    g.   Goulds Pumps, Inc. Retirement Savings and Investment Plan [401(k)]

         Quarterly enrollment for new employees.

    h.   Senior Executive Severance Agreement

         Change of Control protection per Plan document.



     Memorandum of Understanding Amended October 26, 1994 as Follows:

    This Memorandum of Understanding amends the Memorandum of Understanding dated June 27, 1994, and effective June 28, 1994, describing the compensation and benefit arrangements for Thomas C. McDermott as President and Chief Executive Officer of Goulds Pumps, Inc. ("Goulds").

    Paragraph 2. Executive Incentive Plan ("EIP") is deleted and fully restated as follows:

    Participation in the current plan at the current CEO target rate of 55% of base salary; 1994 goals remain the same as previously approved by the Board of Directors. 1994 participation is to be judged against full calendar year 1994 plans. Payment will be prorated per the 1994 EIP plan document provision related to time in the job. The prorated payment will be guaranteed at the higher of the target rate at actual plan results or target rate at on-plan (at standard) results.




/s/Thomas C. McDermott                         /s/Robert L. Tarnow, Chairman
Thomas C. McDermott                            Goulds Pumps, Inc.




                                               /s/Arthur M. Richardson, Chairman
Revised:  10/26/94                             Human Resources Committee
<F50>

                            GOULDS PUMPS, INC.

           SUPPLEMENTAL BENEFIT PLAN FOR NON-EMPLOYEE DIRECTORS
                          Effective June 21, 1994


                                 ARTICLE I

                               INTRODUCTION

    The Supplemental Benefit Plan for Non-Employee Directors was established June 21, 1994 by Goulds Pumps, Inc., a Delaware Corporation, for the benefit of certain Non-Employee Directors of the Corporation.

    The Plan is to be maintained according to the terms of this document. The Committee on Directors of the Board of Directors of Goulds Pumps, Inc. shall have the sole authority to manage and administer this plan.


                                ARTICLE II

                                DEFINITIONS

    2.1 Annual Retainer Fee shall mean the annual fee paid to or accrued by a Non-Employee Director for serving on the Board of Directors and exclusive of any other payments made by the Company of any of its subsidiaries or affiliates to the Non-Employee Director such as fees or other compensation paid to or accrued by a Non-Employee Director for attending meetings or serving on a committee of the Board of Directors, serving a Chairman of the Board, or for serving as a consultant to the Company.

    2.2  Board of Directors means the Board of Directors of Goulds Pumps, Inc.

    2.3 Board Membership means the period of time during which an individual serves as a Non-Employee Director, regardless of whether occurring before or after June 21, 1994, but excluding any period during which he or she is not a Non-Employee Director. Board Membership shall be cumulative for periods of service on the Board of Directors which are not consecutive.

    2.4 Change of Control means a change in control of a nature that would be required to be reported in response to Item 6(e) of Schedule 14A of Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), whether or not the Company is then subject to such reporting requirement; provided that, without limitation, such change in control shall be

<F50>
deemed to have occurred if:

         (i) the Company shall cease to be publicly owned corporation having at least 1,000 stockholders; or

         (ii) any "person" (as defined in Sections 13(d) and 14(d) of the Exchange Act) is or becomes the Beneficial Owner (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing twenty percent (20%) of more of the combined voting power of the Company's then outstanding securities; or

         (iii) during any period of two (2) consecutive years (not including any period prior to the adoption of this Plan) there shall cease to be a majority of the Board comprised as follows: individuals who at the beginning of such period constitute the Board and any new Director(s) whose election by the Board or nomination for election by the Company's stockholders was approved by a vote of at least two-thirds (2/3) of the Directors then still in office who either were Directors at the beginning of the period or whose election or nomination for election was previously so approved; or

         (iv) the Committee determines that the sale of all or substantially all of the Company's assets, a merger or other business combination, a liquidation, or any combination of foregoing constitutes a "Change of Control" for the purposes of this Plan.

    2.5 Company means Goulds Pumps, Inc., a Delaware Corporation and any successor thereto.

    2.6 Committee on Directors means the group of members of the Board of Directors, who have the sole authority to manage and administer the Plan.

    2.7 Non-Employee Director means any member of the Board of Directors who is not an employee of the Company or any of its subsidiaries or affiliates.

    2.8 Normal Retirement Age means the date of the first Shareholder's Meeting on or after the date on which the Participant attains age 70.

    2.9  Participant means an individual who is participating in this Plan under
Article III.

    2.10 Payment Period means the period of time equal to the Non-Employee Director's Years of Service as a Non-Employee Director.

    2.11 Plan means the Goulds Pumps, Inc. Retirement Plan for Non-Employee Directors set forth in this document and as amended by the Company from time-to-time.

    2.12 Vested Percentage means the percentage that a Participant has earned based on his or her Years of Service as outlined in Section 3.3.
<F50>
    2.13 Years of Service means the actual years and months of service as a Non-Employee Director, rounded up to the next full year.


                                ARTICLE III

                               PARTICIPATION

    3.1 Eligibility to Participate. Any Non-Employee Director who is designated by the Committee on Directors shall be a Participant in the Plan.

    3.2 Vesting Rule. All Participants shall vest in accordance with the following vesting schedule, except as noted below, based on the Participant's Years of Service as a Non-Employee Director:

          Years of                            Vested Percentage
          Service                         of Participant's Benefit
    Less than 5 Years                                None
    5 Years, but less than 6                          50%
    6 Years, but less than 7                          60%
    7 Years, but less than 8                          70%
    8 Years, but less than 9                          80%
    9 Years, but less than 10                         90%
    10 Years or more                                 100%

In the event of the Participant's death, disability, or of a Change of Control, the Participant will immediately achieve the Vested Percentage he or she would have achieved if he or she had continued Board Membership until Normal Retirement Age. In the event the Non-Employee Director becomes an Employee of the Company, the Vested Percentage will immediately be 100%.


                                ARTICLE IV

                            RETIREMENT BENEFIT

    4.1 Retirement Benefit. A Participant may elect to retire at any time after satisfying five (5) Years of Service. The benefit shall be an annual retirement benefit in an amount equal to the Participant's Vested Percentage of the Annual Retainer Fee in effect immediately prior to such Participant's retirement from Board Membership.

    4.2 Disability Retirement Benefit. In the event a Participant retires from the Board due to disability (as defined in Section 22(e)(3) of the Internal Revenue Code of 1986, as amended), he or she will be entitled to an annual retirement benefit in an amount equal to the Participant's Vested Percentage, as though he or she had continued Board Membership until Normal Retirement Age, of the Annual Retainer Fee in effect immediately prior to such Participant's retirement from Board Membership.

    4.3  Duration of Payments.  Payments under this Plan will be payable
<F50>
quarterly, on or about the first day of the month of each calendar quarter, commencing with the quarter after the Non-Employee Director retires. Payments will continue until the earlier of the end of the Payment Period or the Non-Employee Director's death. If a married Non-Employee Director dies before the end of the Payment Period, the surviving spouse will receive 50% of the amount the Non-Employee Director had been receiving for the balance of the Payment Period or the surviving spouse's life, whichever is shorter. If the Non-Employee Director is not married, there will be no continuing payments.

    4.4 Retired Board Member Rejoins the Board. In the event that a retired Participant who has commenced payments again becomes a Non-Employee Director, such payments shall be suspended. Notwithstanding the foregoing, upon the Non-Employee's subsequent retirement from the Board, his or her retirement benefit under this Article IV shall recommence; provided, however, that the amount of such benefit shall be based on the Annual Retainer Fee in effect at the time of his or her subsequent retirement from Board Membership. The Payment Period will be based on the Participant's Board Membership reduced for the Payment Period already expired prior to re-joining the Board.


                                 ARTICLE V

                         DEATH PRIOR TO RETIREMENT

    5.1 Death Benefits for Married Participants. In the event of a married Participant's death prior to retirement from the Board, the surviving spouse shall be entitled to receive 50% of the Annual Director Fee in effect immediately preceding the Participant's death. The Payment Period will be equal to the Non-Employee Director's Years of Service or the spouse's lifetime, whichever is shorter.

    5.2 Death Benefits for Unmarried Participants. No death benefits shall be payable in the event of the death of an unmarried Participant.


                                ARTICLE VI

                            PAYMENT OF BENEFITS

    6.3 Forfeiture of Benefits. Notwithstanding anything herein contained to the contrary, no payment of any unpaid installments of retirement benefits hereunder shall be made and all rights under this Plan shall be forfeited if the Committee on Directors unanimously determines that any of the following events occur:

         (a) It is determined that the Participant has made any unauthorized disclosure to any person, firm, or entity of confidential information or trade secrets of the Company; or

         (b) The Participant has committed or participated in an act or fraud of dishonesty against the Company; or

<F50>
         (c) The Participant has willfully and intentionally engaged in any activity or conduct which is adverse to the best interests of the Company and could result in a material loss to the Company or its business.

         (d) The Participant has been terminated from Board Membership for cause.

    6.4 Facility of Payment. Whenever, in the Committee on Directors' option, an individual entitled to receive any payment of a benefit or installment hereunder is under a legal disability or is incapacitated in any way so as to be unable to manage his or her financial affairs, the Company may make payments to the legal representative of such person for his or her benefit or apply the payment for the benefit of such individual as the Committee on Directors deems advisable.

    6.5  Change of Control.

         (a) In the event there is a Change of Control, all Participants who are Board members on the day before the Change of Control will immediately be vested as though Board Membership continued to Normal Retirement Age.

         (b) In the event there is a Change of Control which causes the Participant's Board Membership to be terminated within two (2) years following the Change of Control, the following benefits shall become immediately due and payable in a single sum amount.

              (i) With respect to each Participant who is an active Board Member on the day before the Change of Control, the present value of the Participant's vested benefit multiplied by the Years of Service.

              (ii) With respect to each Participant to whom benefits under the Plan have commenced on or prior to the date of a Change of Control, the present value of the benefits payable to the Participant.

         (c) For purposes of this Section 6.5 and for Section 7.2, present value shall be determined on the basis of the UP 1984 mortality table and an interest assumption equal to the Pension Benefit Guaranty Corporation (PBGC) interest rate for calculating the lump sum cash out value of an immediate annuity, in effect for the month of the Change of Control.

         (d) As of the date of a Change of Control, the provisions of Article VI shall be of no effect with respect to events that occur after the Change of Control, and shall not cause the forfeiture of any benefits under the Plan.


                                ARTICLE VII

          AMENDMENTS, TERMINATION AND OTHER RIGHTS OF THE COMPANY

    7.1  Amendments Generally.  The Company reserves the right to make any
<F50>
amendment or amendments to this Plan from time to time which do not cause any reduction in a Participant's Accrued Benefit at the time the amendment is adopted or the effective date of the amendment, whichever is earlier. As of the effective date of this Plan, the Company has delegated this responsibility to the Committee on Directors.

    7.2 Right to Terminate. The Company may terminate the Plan at any time in whole or in part. In the event of termination, the Company may, at its option, pay each Participant the present value (as defined in Section 6.5) of the Participant's Vested Percentage of the Annual Director Fee at the time of termination of the Plan and make such payments in a lump sum. In addition, the Company may, at its option, refrain from making payments to any Participant until such time and in such manner as he or she would have been entitled to receive his or her benefit under the terms of the Plan as in effect on the date of termination. No termination of the Plan shall reduce a Participant's benefit as of the date of termination. As of the effective date of this Plan, the Company has delegated this responsibility to the Committee on Directors.

    7.3 No Funding Obligation. The obligation of the Company to pay any benefits under this Plan shall be unfunded and unsecured; any payments under this Plan shall be made from the general assets of the Company. The Company, however, in its discretion, may set aside assets or purchase an annuity or life insurance contract to discharge all or part of its obligations under this Plan. The assets set aside or the annuity or life insurance contract shall remain in the name of the Company; this Plan is not intended to be subject to the Employee Retirement Income Security Act (ERISA); and it is not intended that any trust is to be created (by setting aside the assets or purchasing an annuity or life insurance contract) that would create a funded trust under Employment
Retirement Income Security Act (ERISA) or Internal Revenue Service (IRS) rules.


                               ARTICLE VIII

                               MISCELLANEOUS

    8.1 Nonguarantee of Board Membership. Nothing contained in this Plan shall be construed to confer upon any Non-Employee Director the right to remain a member of the Board of Directors.

    8.2  Nonalienation of Benefits.

         (a) Benefits payable under this Plan shall not be assigned or alienated, except as provided by law.

         (b) Notwithstanding Section 8.2(a), if the Participant is indebted to the Company at any time when payments are required to be made under the provision of this Plan, the Company shall have the right to reduce the amount of payments remaining to be made to the Participant or his or her beneficiary under the Plan to the extent of such indebtedness. An election by the Company not to reduce such payments shall not constitute a waiver of its claim for such indebtedness.

<F50>
    8.3 Claims Procedure. All claims for benefits under the Plan will be directed to the attention of the Committee on Directors. If the Committee on Directors determines that any individual who has claimed a right to receive benefits under the Plan is not entitled to receive all or any part of the benefits claimed, it will inform the claimant by certified mail of its determination and the reasons therefor in laymen's terms, with the specific reference to pertinent Plan provisions and with a description of the review procedures set forth below. The claimant may within 60 days thereafter submit to the Committee on Directors by certified or registered mail such further information as will, in the claimant's opinion, establish his or her right to such benefits. If, upon receipt of this further information, the Committee on Directors determines that the claimant is not entitled to the benefits claimed, it will afford the claimant or his or her representative a reasonable opportunity to appear personally before it, issues and comments in writing, and to review pertinent documents. The Committee on Directors will render its final decision with specific reasons therefor in writing and will transmit to the claimant by certified mail within 60 days of any such appearance.

    8.4 Applicable Law. This Plan shall be construed and enforced in accordance with the laws of the State of Delaware.


IN WITNESS HEREOF, the Company has caused this document to be executed by its duly authorized officer on this 23rd day of November, 1994.



                                /s/John P. Murphy
                                Goulds Pumps, Inc.



    /s/Sally Fanning
    Attest
<F50>
                            GOULDS PUMPS, INC.

                RETIREMENT PLAN FOR NON-EMPLOYEE DIRECTORS
                          Effective June 21, 1994


                                 ARTICLE I

                               INTRODUCTION

    The Retirement Plan for Non-Employee Directors was established June 21, 1994 by Goulds Pumps, Inc., a Delaware Corporation, for the benefit of the Non-Employee Directors of the Corporation. The plan was adopted to attract and retain competent directors by providing such directors with retirement income upon the terms and conditions set forth in this Plan.

    The Plan is to be maintained according to the terms of this document. The Committee on Directors of the Board of Directors of Goulds Pumps, Inc. shall have the sole authority to manage and administer this plan.


                                ARTICLE II

                                DEFINITIONS

    2.1 Annual Retainer Fee shall mean the annual fee paid to or accrued by a Non-Employee Director for serving on the Board of Directors and exclusive of any other payments made by the Company of any of its subsidiaries or affiliates to the Non-Employee Director such as fees or other compensation paid to or accrued by a Non-Employee Director for attending meetings or serving on a committee of the Board of Directors, serving a Chairman of the Board, or for serving as a consultant to the Company.

    2.2  Board of Directors means the Board of Directors of Goulds Pumps, Inc.

    2.3 Board Membership means the period of time during which an individual serves as a Non-Employee Director, regardless of whether occurring before or after June 21, 1994, but excluding any period during which he or she is not a Non-Employee Director. Board Membership shall be cumulative for periods of service on the Board of Directors which are not consecutive.

    2.4 Change of Control means a change in control of a nature that would be required to be reported in response to Item 6(e) of Schedule 14A of Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), whether or not the Company is then subject to such reporting requirement; provided that, without limitation, such change in control shall be deemed to have occurred if:

<F50>
         (i) the Company shall cease to be publicly owned corporation having at least 1,000 stockholders; or

         (ii) any "person" (as defined in Sections 13(d) and 14(d) of the Exchange Act) is or becomes the Beneficial Owner (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing twenty percent (20%) of more of the combined voting power of the Company's then outstanding securities; or

         (iii) during any period of two (2) consecutive years (not including any period prior to the adoption of this Plan) there shall cease to be a majority of the Board comprised as follows: individuals who at the beginning of such period constitute the Board and any new Director(s) whose election by the Board or nomination for election by the Company's stockholders was approved by a vote of at least two-thirds (2/3) of the Directors then still in office who either were Directors at the beginning of the period or whose election or nomination for election was previously so approved; or

         (iv) the Committee determines that the sale of all or substantially all of the Company's assets, a merger or other business combination, a liquidation, or any combination of foregoing constitutes a "Change of Control" for the purposes of this Plan.

    2.5 Company means Goulds Pumps, Inc., a Delaware Corporation and any successor thereto.

    2.6 Committee on Directors means the group of members of the Board of Directors, who have the sole authority to manage and administer the Plan.

    2.7 Non-Employee Director means any member of the Board of Directors who is not an employee of the Company or any of its subsidiaries or affiliates.

    2.8 Normal Retirement Age means the date of the first Shareholder's Meeting on or after the date on which the Participant attains age 70.

    2.9  Participant means an individual who is participating in this Plan under
Article III.

    2.10 Payment Period means the period of time equal to the Non-Employee Director's Years of Service as a Non-Employee Director.

    2.11 Plan means the Goulds Pumps, Inc. Retirement Plan for Non-Employee Directors set forth in this document and as amended by the Company from time-to-time.

    2.12 Vested Percentage means the percentage that a Participant has earned based on his or her Years of Service as outlined in Section 3.3.

    2.13 Years of Service means the actual years and months of service as a
<F50>
Non-Employee Director, rounded up to the next full year.


                                ARTICLE III

                               PARTICIPATION

    3.1 Eligibility to Participate. Each Non-Employee Director who is serving on the Board of Directors on June 21, 1994 shall become a Participant on June 21, 1994.

    3.2 Commencement of Participation. Each individual who has not satisfied the requirements of Section 3.1 shall commence participation in the Plan on the date he or she becomes a Non-Employee Director.

    3.3 Vesting Rule. All Participants shall vest in accordance with the following vesting schedule, except as noted below, based on the Participant's Years of Service as a Non-Employee Director:

             Years of                        Vested Percentage
              Service                     of Participant's Benefit
    Less than 5 Years                                None
    5 Years, but less than 6                          50%
    6 Years, but less than 7                          60%
    7 Years, but less than 8                          70%
    8 Years, but less than 9                          80%
    9 Years, but less than 10                         90%
    10 Years or more                                 100%

In the event of the Participant's death, disability, or of a Change of Control, the Participant will immediately achieve the Vested Percentage he or she would have achieved if he or she had continued Board Membership until Normal Retirement Age. In the event the Non-Employee Director becomes an Employee of the Company, the Vested Percentage will immediately be 100%.


                                ARTICLE IV

                            RETIREMENT BENEFIT

    4.1 Retirement Benefit. A Participant may elect to retire at any time after satisfying five (5) Years of Service. The benefit shall be an annual retirement benefit in an amount equal to the Participant's Vested Percentage of the Annual Retainer Fee in effect immediately prior to such Participant's retirement from Board Membership.

    4.2 Disability Retirement Benefit. In the event a Participant retires from the Board due to disability (as defined in Section 22(e)(3) of the Internal Revenue Code of 1986, as amended), he or she will be entitled to an annual retirement benefit in an amount equal to the Participant's Vested Percentage, as though he or she had continued Board Membership until Normal Retirement Age, of the Annual Retainer Fee in effect immediately prior to such Participant's retirement from Board Membership.
<F50>
    4.3 Duration of Payments. Payments under this Plan will be payable quarterly, on or about the first day of the month of each calendar quarter, commencing with the quarter after the Non-Employee Director retires. Payments will continue until the earlier of the end of the Payment Period or the Non-Employee Director's death. If a married Non-Employee Director dies before the end of the Payment Period, the surviving spouse will receive 50% of the amount the Non-Employee Director had been receiving for the balance of the Payment Period or the surviving spouse's life, whichever is shorter. If the Non-Employee Director is not married, there will be no continuing payments.

    4.4 Retired Board Member Rejoins the Board. In the event that a retired Participant who has commenced payments again becomes a Non-Employee Director, such payments shall be suspended. Notwithstanding the foregoing, upon the Non-Employee's subsequent retirement from the Board, his or her retirement benefit under this Article IV shall recommence; provided, however, that the amount of such benefit shall be based on the Annual Retainer Fee in effect at the time of his or her subsequent retirement from Board Membership. The Payment Period will be based on the Participant's Board Membership reduced for the Payment Period already expired prior to re-joining the Board.


                                 ARTICLE V

                         DEATH PRIOR TO RETIREMENT

    5.1 Death Benefits for Married Participants. In the event of a married Participant's death prior to retirement from the Board, the surviving spouse shall be entitled to receive 50% of the Annual Director Fee in effect immediately preceding the Participant's death. The Payment Period will be equal to the Non-Employee Director's Years of Service or the spouse's lifetime, whichever is shorter.

    5.2 Death Benefits for Unmarried Participants. No death benefits shall be payable in the event of the death of an unmarried Participant.


                                ARTICLE VI

                            PAYMENT OF BENEFITS

    6.3 Forfeiture of Benefits. Notwithstanding anything herein contained to the contrary, no payment of any unpaid installments of retirement benefits hereunder shall be made and all rights under this Plan shall be forfeited if the Committee on Directors unanimously determines that any of the following events occur:

         (a) It is determined that the Participant has made any unauthorized disclosure to any person, firm, or entity of confidential information or trade secrets of the Company; or
<F50>
         (b) The Participant has committed or participated in an act or fraud of dishonesty against the Company; or

         (c) The Participant has willfully and intentionally engaged in any activity or conduct which is adverse to the best interests of the Company and could result in a material loss to the Company or its business.

         (d) The Participant has been terminated from Board Membership for cause.

    6.4 Facility of Payment. Whenever, in the Committee on Directors' option, an individual entitled to receive any payment of a benefit or installment hereunder is under a legal disability or is incapacitated in any way so as to be unable to manage his or her financial affairs, the Company may make payments to the legal representative of such person for his or her benefit or apply the payment for the benefit of such individual as the Committee on Directors deems advisable.

    6.5  Change of Control.

         (a) In the event there is a Change of Control, all Participants who are Board members on the day before the Change of Control will immediately be vested as though Board Membership continued to Normal Retirement Age.

         (b) In the event there is a Change of Control which causes the Participant's Board Membership to be terminated within two (2) years following the Change of Control, the following benefits shall become immediately due and payable in a single sum amount.

              (i) With respect to each Participant who is an active Board Member on the day before the Change of Control, the present value of the Participant's vested benefit multiplied by the Years of Service.

              (ii) With respect to each Participant to whom benefits under the Plan have commenced on or prior to the date of a Change of Control, the present value of the benefits payable to the Participant.

         (c) For purposes of this Section 6.5 and for Section 7.2, present value shall be determined on the basis of the UP 1984 mortality table and an interest assumption equal to the Pension Benefit Guaranty Corporation (PBGC) interest rate for calculating the lump sum cash out value of an immediate annuity, in effect for the month of the Change of Control.

         (d) As of the date of a Change of Control, the provisions of Article VI shall be of no effect with respect to events that occur after the Change of Control, and shall not cause the forfeiture of any benefits under the Plan.

<F50>

                                ARTICLE VII

          AMENDMENTS, TERMINATION AND OTHER RIGHTS OF THE COMPANY

    7.1 Amendments Generally. The Company reserves the right to make any amendment or amendments to this Plan from time to time which do not cause any reduction in a Participant's Accrued Benefit at the time the amendment is adopted or the effective date of the amendment, whichever is earlier. As of the effective date of this Plan, the Company has delegated this responsibility to the Committee on Directors.

    7.2 Right to Terminate. The Company may terminate the Plan at any time in whole or in part. In the event of termination, the Company may, at its option, pay each Participant the present value (as defined in Section 6.5) of the Participant's Vested Percentage of the Annual Director Fee at the time of termination of the Plan and make such payments in a lump sum. In addition, the Company may, at its option, refrain from making payments to any Participant until such time and in such manner as he or she would have been entitled to receive his or her benefit under the terms of the Plan as in effect on the date of termination. No termination of the Plan shall reduce a Participant's benefit as of the date of termination. As of the effective date of this Plan, the Company has delegated this responsibility to the Committee on Directors.

    7.3 No Funding Obligation. The obligation of the Company to pay any benefits under this Plan shall be unfunded and unsecured; any payments under this Plan shall be made from the general assets of the Company. The Company, however, in its discretion, may set aside assets or purchase an annuity or life insurance contract to discharge all or part of its obligations under this Plan. The assets set aside or the annuity or life insurance contract shall remain in the name of the Company; this Plan is not intended to be subject to the Employee Retirement Income Security Act (ERISA); and it is not intended that any trust is to be created (by setting aside the assets or purchasing an annuity or life insurance contract) that would create a funded trust under Employment
Retirement Income Security Act (ERISA) or Internal Revenue Service (IRS) rules.


                               ARTICLE VIII

                               MISCELLANEOUS

    8.1 Nonguarantee of Board Membership. Nothing contained in this Plan shall be construed to confer upon any Non-Employee Director the right to remain a member of the Board of Directors.

    8.2  Nonalienation of Benefits.

         (a) Benefits payable under this Plan shall not be assigned or alienated, except as provided by law.

<F50>
         (b) Notwithstanding Section 8.2(a), if the Participant is indebted to the Company at any time when payments are required to be made under the provision of this Plan, the Company shall have the right to reduce the amount of payments remaining to be made to the Participant or his or her beneficiary under the Plan to the extent of such indebtedness. An election by the Company not to reduce such payments shall not constitute a waiver of its claim for such indebtedness.

    8.3 Claims Procedure. All claims for benefits under the Plan will be directed to the attention of the Committee on Directors. If the Committee on Directors determines that any individual who has claimed a right to receive benefits under the Plan is not entitled to receive all or any part of the benefits claimed, it will inform the claimant by certified mail of its determination and the reasons therefor in laymen's terms, with the specific reference to pertinent Plan provisions and with a description of the review procedures set forth below. The claimant may within 60 days thereafter submit to the Committee on Directors by certified or registered mail such further information as will, in the claimant's opinion, establish his or her right to such benefits. If, upon receipt of this further information, the Committee on Directors determines that the claimant is not entitled to the benefits claimed, it will afford the claimant or his or her representative a reasonable opportunity to appear personally before it, issues and comments in writing, and to review pertinent documents. The Committee on Directors will on Directors will render its final decision with specific reasons therefor in writing and will transmit to the claimant by certified mail within 60 days of any such appearance.

    8.4 Applicable Law. This Plan shall be construed and enforced in accordance with the laws of the State of Delaware.



IN WITNESS HEREOF, the Company has caused this document to be executed by its duly authorized officer on this 23rd day of November, 1994.



                                           /s/John P. Murphy
                                           Goulds Pumps, Inc.



    /s/Sally Fanning
    Attest
<F50>

                                  EXHIBIT 11



           GOULDS PUMPS, INCORPORATED AND CONSOLIDATED SUBSIDIARIES

                      COMPUTATION OF EARNINGS PER SHARE

                    (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                     1994         1993         1992

a.  Net earnings (loss) - as reported......................................         $18,201       $22,548      $(7,893)

b.  Decrease in interest expense (net of tax benefit) based upon issuance
    of all shares of common stock under Deferred Common Stock Agreement....        $    --      $    --       $    --

c.  Restated net earnings (loss) (a + b)...................................          $18,201     $22,548       $(7,893)

d.  Actual weighted average number of shares outstanding...................          21,175      21,126        21,027

e.  Primary earnings (loss) per share based on actual average shares
    outstanding  (c / d) (1)................................................         $   .86      $  1.07      $  (.38)

f.  Shares exercisable under outstanding dilutive options..................            423         925          495

g.  Proceeds assuming exercise of outstanding dilutive options.............        $ 8,073      $20,164      $ 9,070


    Reinvestment of proceeds under "Treasury Stock Method":

h.  Average market price per share during each year or market price at
    year-end (whichever is higher).........................................         $ 22.34     $ 24.88      $ 24.63

i.  Shares to be acquired (g / h)..........................................             361         810          368
j.  Net increase in outstanding shares relative to stock options (f - i)...              62         115          127

k.  Adjusted weighted average shares outstanding (d + j)...................          21,237      21,241       21,154

l.  Earnings (loss) per share assuming exercise of
    outstanding options (c / k)............................................          $   .86      $  1.06     $  (.37)

m.  Dilutive (Anti-dilutive) effect on earnings (loss) per share (e - l) (2)          $    --      $   .01     $   (.01)



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


                                                        State or Country
                                             Ownership      Incorporated
Subsidiary                                  Percentage      or Organized
A. J. Moreira Lda...........................    75       Portugal
AVIS Werbung Gmbh...........................   100       Austria
Bombas Goulds de Mexico, S.A. de C.V........   100       Mexico
Bombas Goulds de Venezuela, C.A.............   100       Venezuela
Environamics Corp...........................   100       Delaware
Ernst Vogel Gmbh............................   100       Austria
Errell Srl..................................   100       Italy
GP Investments, Inc.........................   100       Canada
Goulds Pumps (Asia), Ltd....................   100       Hong Kong
Goulds Pumps Australia......................   100       Australia
Goulds Pumps B.V............................   100       Netherlands
Goulds Pumps (Barbados) Ltd.................   100       Barbados
Goulds Pumps Canada, Inc....................   100       Canada
Goulds Pumps DISC, Inc......................   100       New York
Goulds Pumps Delaware, Inc..................   100       Delaware
Goulds Pumps Europe B.V.....................   100       Netherlands
Goulds Pumps Financial Services.............   100       Ireland
Goulds Pumps Gmbh...........................   100       Austria
Goulds Pumps Korea Co. Ltd..................   100       South Korea
Goulds Pumps (Delaware).....................   100       Delaware
Goulds Pumps (N.Y.), Inc....................   100       New York
Goulds Pumps (Phil.), Inc...................   100       Philippines
Goulds Pumps Ltd............................   100       United Kingdom
Goulds Pumps (Singapore) PTE, Ltd...........   100       Singapore
Goulds Pumps (Taiwan) Co. Ltd...............   100       Taiwan
Goulds Pumps Trading Corp...................   100       Delaware
Goulds Pumps World Sales, Ltd. (a FSC)......   100       Guam
Goulds Pumps World Sales (V.I.) Ltd.........   100       U.S. Virgin Islands
Lowara B.V..................................   100       Netherlands
Lowara Belgium, S.A.........................   100       Belgium
Lowara Denmark AS...........................    80       Denmark
Lowara France S.A...........................   100       France
Lowara, Gmbh................................    90       Germany
Lowara Ireland Ltd..........................   100       Ireland
Lowara S.p.A................................   100       Italy
Morris Pumps International, Inc. (a DISC)...   100       New York
Ochsner Gas and Compressor Gmbh.............   100       Austria
Ochsner Prozebtechnik Gmbh..................   100       Austria
Ochsner Prozebtechnik KG....................    76       Austria
Ochsner Pumpen Gmbh.........................   100       Germany
Pantucek Gmbh...............................   100       Austria
V. Umweiltechnik Gmbh.......................   100       Austria
Vogel Export KG.............................   100       Austria
Vogelpumpen DRV Gmbh........................    33       Hungary
World Pump, Srl.............................   100       Italy
World Pump Slovenia DoO.....................   100       Slovenia


The Company also has equity investments in Nanjing Goulds Pumps Limited Co., of China, a 45 percent owned joint venture. Lowara Co., Ltd. of Osaka, Japan is a 54.8% owned joint venture which Lowara S.p.A. maintains with Tsurumi Company of Japan. The Company owns a 3% interest in Oil Dynamics, Inc., of Oklahoma, which is currently carried on the cost method of accounting.
<F50>





                                EXHIBIT 23






Independent Auditors' Consent




Goulds Pumps, Incorporated:


We consent to the incorporation by reference in Registration Statement No.s' 2-64847, 2-64530, 2-78145, 2-90969, 33-22902, 33-54419, and 33-54437 of Goulds
Pumps, Incorporated and its subsidiaries on Forms S-8 of our reports dated January 26, 1995, appearing in this Annual Report on Form 10-K of Goulds Pumps, Incorporated and its subsidiaries for the year ended December 31, 1994.


s/Deloitte & Touche LLP
Deloitte & Touche LLP

Rochester, New York
March 15, 1995

<F50>





                                SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Goulds Pumps, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             GOULDS PUMPS, INCORPORATED




                                        By: /s/Thomas C. McDermott
                                               Thomas C. McDermott
                                        (President, Chief Executive Officer
                                                   and Director)



Date:  March 7, 1995


<F50>
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.





/s/Thomas C. McDermott                                 March 7, 1995
     Thomas C. McDermott                                    Date
     (President, Chief Executive Officer
     and Director)




/s/John P. Murphy                                     March 7, 1995
     John P. Murphy                                        Date
     (Vice President and
     Chief Financial Officer)




/s/Peter Oddleifson                                  March 7, 1995
     Peter Oddleifson                                     Date
     (Director)




/s/Melvin Howard                                     March 7, 1995
     Melvin Howard                                        Date
     (Director)




/s/Arthur M. Richardson                              March 7, 1995
     Arthur M. Richardson                                 Date
     (Director)



/s/James C. Miller                                   March 7, 1995
     James C. Miller                                      Date
     (Director)



Listed below are those directors not mentioned above:

                            William W. Goessel
                             Barbara B. Lucas
                             Robert L. Tarnow