Form 10-Q
period 1995-03-31
GOULDS PUMPS INC
filed 1995-05-15
CIK 42791

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

(Mark One)
   [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended March 31, 1995
                                    OR
   [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
           For the transition period
           from.............to..............

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

     As of April 28, 1995, 21,221,384 shares of $1 par value common stock were outstanding.



<F50>

                        GOULDS PUMPS, INCORPORATED

                                   INDEX



                                                               PAGE

                      PART I - FINANCIAL INFORMATION



Item 1.  Condensed Consolidated Balance Sheets -
           March 31, 1995 and December 31, 1994..............   3

           Condensed Consolidated Statements of Earnings -
           Three Months Ended March 31, 1995 and 1994........   4

           Condensed Consolidated Statements of Cash Flows -
           Three Months Ended March 31, 1995 and 1994........   5

           Notes to Condensed Consolidated Financial
           Statements........................................ 6-8


Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations..... 9-13




                       PART II - OTHER INFORMATION



Item 1.  Legal Proceedings................................  14

Item 4.  Submission of Matters to a Vote of Security
             Holders........................................  14

Item 6.  Exhibits and Reports on Form 8-K................. 15-16


           Signature......................................... 17









<F50>
Condensed Consolidated Balance Sheets
Goulds Pumps, Incorporated                            March 31,   December 31,
(In thousands)                                            1995           1994
                                                     (Unaudited)      (Audited)

  ASSETS
  Current assets:
   Cash and cash equivalents                          $  7,429       $  7,374
   Receivables - net                                   134,166        113,777
   Inventories                                         129,848        111,508
   Deferred tax asset                                   12,981         12,494
   Prepaid expenses and other current assets            14,662         10,898
     Total current assets                              299,086        256,051

  Property, plant and equipment - net                  168,286        152,789
  Investment in Vogel                                       --         17,800
  Investments in affiliates                              1,158          1,178
  Other investments                                      6,176          6,498
  Deferred tax asset                                     8,668          8,125
  Goodwill - net                                        27,152          1,634
  Other assets                                          15,958         13,166

                                                      $526,484       $457,241

  LIABILITIES AND SHAREHOLDERS' EQUITY
  Current Liabilities:
   Short-term borrowings                              $ 15,125       $ 10,418
   Current portion of long-term debt                    37,281         24,886
   Trade payables                                       61,267         47,382
   Compensation and commissions                         18,122         17,552
   Income taxes payable                                  2,023            266
   Pension                                               2,789          2,228
   Progress payments                                    10,359          3,170
   Warranty reserves                                     4,416          3,937
   Dividends payable                                     4,244          4,239
   Deferred tax liability                                  294            391
   Restructuring accrual                                 2,444          3,224
   Other                                                21,021         21,510
     Total current liabilities                         179,385        139,203

  Long-term debt                                        80,729         53,756
  Pension                                               20,657         16,992
  Other postretirement benefit obligation               52,169         51,681
  Deferred tax liability and other                       4,585          4,322


  Shareholders' Equity:
   Common stock - $1.00 par value; authorized
   90,000,000; issued and outstanding
   21,217,796 and 21,193,054 shares,
   respectively                                         21,218         21,193
   Additional paid-in capital                           58,008         57,622
   Retained earnings                                   122,862        121,671
   Cumulative translation adjustments and other        (13,129)        (9,199)

     Total shareholders' equity                        188,959        191,287

                                                      $526,484       $457,241


See Accompanying Notes to Condensed Consolidated Financial Statements.
<F50>

     Condensed Consolidated Statements of Earnings (Unaudited)
     Goulds Pumps, Incorporated
     (In thousands except per share data)



                                        Three Months Ended March 31,
                                                  1995          1994



     Net sales                                $160,052     $136,645


     Cost and expenses

     Cost of sales                             114,561       98,797

     Selling, general and
       administrative expenses                  33,154       27,534

     Research and development expenses           2,030        2,235

     Earnings from affiliates                       (2)        (475)

     Interest expense                            2,118        1,462

     Interest income                              (646)        (424)

     Other expense - net                           198        1,039


     Earnings before income taxes                8,639        6,477

     Income taxes                                3,205        2,660


     Net earnings                             $  5,434     $  3,817


     Net earnings per common share            $    .26     $    .18


     Dividends per common share               $    .20     $    .20


     Weighted average shares
       outstanding (in thousands)               21,205       21,164


     See Accompanying Notes to Condensed Consolidated Financial
     Statements.









<F50>



Condensed Consolidated Statements of Cash Flows (Unaudited)
Goulds Pumps, Incorporated                        Three Months Ended March 31,
(In Thousands)                                          1995             1994
OPERATING ACTIVITIES:
Net earnings                                              $ 5,434       $ 3,817
Adjustments to reconcile net earnings to net cash
  provided by (applied to) operations:
       Depreciation                                         6,441         6,480
       Amortization                                           353           277
       Earnings from affiliates                                (2)         (475)
Changes in assets and liabilities, net of
  effects from acquisition:
       Decrease in deferred tax liability                    (220)         (520)
       Decrease (increase) in deferred tax asset             (344)           44
       Increase in receivables-net                        (11,774)       (6,739)
       Increase in inventories                             (1,132)       (7,728)
       Increase (decrease) in trade payables, accrued
        expenses and other                                  2,056        (1,808)
       Other - net                                          3,911         1,529
         Net cash provided by (applied to)
           operating activities                             4,723        (5,123)

INVESTING ACTIVITIES:
Capital additions                                          (7,220)       (3,348)
Purchases of other assets                                  (1,515)       (1,680)
Other - net                                                    87            --
         Net cash applied to investing activities          (8,648)       (5,028)

FINANCING ACTIVITIES:
Proceeds from long-term debt                               14,752         2,131
Payments on long-term debt                                 (1,525)         (273)
Increase (decrease) in short-term borrowings               (3,796)       16,343
Proceeds from issuance of common stock                        411           312
Dividends paid                                             (4,238)       (4,231)
         Net cash provided by financing activities          5,604        14,282

Effect of exchange rate changes on cash                    (1,624)         (187)

Increase in cash and cash equivalents                          55         3,944
Cash and cash equivalents:
  Beginning of period                                       7,374         7,153
  End of period                                           $ 7,429       $11,097



See Accompanying Notes to Condensed Consolidated Financial Statements.



<F50>
Goulds Pumps, Incorporated    Form 10-Q
Part I, Item 1


           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to fairly present the Company's financial position as of March 31, 1995 and the results of operations and cash flows for the three months ended March 31, 1995 and 1994. All such adjustments are of a normal recurring nature. The results of operations for the three month period ended March 31, 1995 are not necessarily indicative of the results to be expected for the entire year of 1995.

    The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the 1994
    Annual Report on Form 10-K which is incorporated by reference.


2. During December 1994, which was subsequent to the 1994 year-end of the Company's subsidiary Goulds Pumps Europe, B.V. (GPE), all of the outstanding common stock of Pumpenfabrik Ernst Vogel AG (Vogel) was acquired for $17.8 million. Although this acquisition occurred subsequent to GPE's year-end, the investment in Vogel was recorded as a line item on the consolidated balance sheet at December 31, 1994 since the borrowing for the acquisition had been completed, together with the corresponding advance to the Company's subsidiary. At March 31, 1995, the detailed balance sheet of Vogel is consolidated in the financial statements under the purchase accounting method. For reporting purposes, Vogel has an October 31 year-end, like that of its direct parent, GPE.

    The excess of the allocated purchase price over the fair value of net tangible assets acquired was recorded as goodwill in the amount of $16.9 million and is being amortized over a 30-year period. Additionally, Vogel had $8.8 million of goodwill on their balance sheet prior to acquisition by Goulds. In the accompanying consolidated financial statements, the allocation of the purchase price to the acquired assets and liabilities of Vogel is preliminary and may change as various studies, evaluations, and appraisals are completed.

    The Company's pro forma unaudited results of operations for the quarter ended March 31, 1994, assuming acquisition of Vogel had occurred as of the beginning of the year, would have increased net sales by approximately $16.6 million and decreased net earnings per share by approximately $.08. Adjustments made in arriving at preliminary pro forma unaudited results of operations included additional interest expense of $.2 million related to the $17.8 million of acquisition debt at 4.5% for the quarter, related income tax adjustments and amortization of goodwill of $.1 million. The unaudited pro forma results of operations are not necessarily indicative of results that would

<F50>
Goulds Pumps, Incorporated    Form 10-Q
Part I, Item 1


     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)


    have been attained had the Vogel business been acquired at the beginning of 1994, nor are they consistent with management's expectation of future performance.


3. In the fourth quarter of 1994, the Company executed a restructuring plan to align its continuing global operations with management's long-term objectives. As a result, a restructuring charge of $3.5 million pre-tax and a related liability for such costs were recorded in the Company's consolidated financial statements in the fourth quarter. The restructuring plan included the downsizing of the Company's California, Netherlands, and Mexican based operations, and the consolidation of sales offices, PRO Service Centers, and other Company facilities. As a result, the related cost to exit owned and leased facilities was $1.1 million. The restructuring included the termination of 149 employees from manufacturing, selling, and general and administrative departments. The related termination benefits included in the restructuring charge were $2.4 million.

    The balance in restructuring reserve at March 31, 1995 is $2.4 million. The following charges against the restructuring reserve were recorded in the first quarter of 1995 relating to the following components: costs to exit owned and leased facilities were $.6 million; costs of termination benefits were $.2 million. The Company believes the reserve is adequate to complete the restructuring plan by the end of 1995. The restructuring plan is anticipated to result in savings in the range of $2.2 million pre-tax in 1995 with annual savings estimated to be $3.3 million pre-tax in 1996 and beyond.


4.  Supplemental Schedule of Cash Flow Information (in thousands):

                                        For the three months ended,
                                    March 31, 1995   March 31, 1994
    Interest paid                       $1,494           $1,829
    Income taxes paid                    2,099              976


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


     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)



6.  Inventories were as follows (in thousands):

                                       March 31,  December 31,
                                            1995          1994
                                     (Unaudited)     (Audited)

    Raw Materials                       $ 41,905      $ 40,608
    Work-in-Process                       52,497        39,895
    Finished Goods                        66,532        61,895

    Inventories Valued at FIFO           160,934       142,398
    LIFO Allowance                       (31,086)      (30,890)
    Inventories Less LIFO Allowance     $129,848      $111,508



<F50>
Goulds Pumps, Incorporated     Form 10-Q
Part I, Item 2


Management's Discussion and Analysis of Financial Condition and
Results of Operations


Overview

         The Company's first quarter 1995 results reflected the highest quarterly orders and sales levels in its history with increases of 21.4% and 17.1% respectively over the first quarter of 1994.
Earnings per share jumped 44.4% over first quarter 1994 results.

         First quarter 1995 net sales were a record $160.1 million, compared with $136.6 million for the first quarter of 1994.
Without the two-month effect of the Company's latest acquisition, Vogel, Austria's leading pump manufacturer, sales would have increased 8.8% and net earnings would have increased 47.5% for the same period. First quarter orders in 1995 were $164.9 million compared with 1994 first quarter orders of $135.8 million. Without the two months of Vogel's orders included in the first quarter of 1995, orders would have increased 13.0% compared to the first three months of 1994. Backlog at March 31, 1995 was a record $118.0 million, 22.9% higher than backlog of $96.0 million at March 31, 1994.

         In other areas of significance, the Board of Directors of the Company elected Thomas C. McDermott as Chairman of the Board on May
3, 1995, effective immediately.  McDermott, 58, who is also
President and Chief Executive Officer of the Company, succeeds
Robert L. Tarnow who is retiring as Chairman.

         The Company is currently considering the possibility of relocating its production in Seneca Falls, New York, to achieve lower manufacturing costs. The Company anticipates making a decision regarding this matter by the end of 1995.

         The Company believes its first quarter 1995 improvements reflect strong economic climate in its core markets as well as a dedicated focus on its strategic imperatives. The Company anticipates that net earnings in each of the remaining quarters of 1995 will be stronger than that of the year before.


Results of Operations

         The increase in sales of $23.4 million in the first quarter 1995 compared with the first quarter of 1994 is composed of a $6.9 million or a 9.1% increase in Industrial Products sector sales and a $16.5 million or 27.1% increase in Water Technologies sector sales. Without Vogel sales, the Industrial Products sales increase would have been 3.6% over 1994. This increase included the strong shipments performance of Goulds Pumps Canada reflecting the resurgence of the Canadian economy and growth in the pulp and paper
core  market.   If  Vogel's   results  were  excluded,  the Water
<F50>
Goulds Pumps, Incorporated       Form 10-Q
Part I, Item 2


Management's Discussion and Analysis of Financial Condition and
Results of Operations (continued)


Technologies sales increase would have been 15.1% compared with 1994's first quarter. WTG-Europe (WTG-E) achieved sales growth of 12.3% in lira and 17.0% on a translated basis due to the stronger lira during this timeframe.

         Gross margin as a percentage of sales improved to 28.4% for the first quarter of 1995 compared to 27.7% for the first quarter of 1994. The Industrial Products sector gross profit percentage increased to 28.7% in 1995 from 27.3% for the first quarter of 1994. Without Vogel, the Industrial Products sector gross profit percentage would have been 29.0% for the first quarter of 1995. Gross margin percentage increases were achieved at the Engineered Products Division (EPD) and the Vertical Products Division (VPD). For the first quarter of 1995, excluding Vogel, the Water Technologies sector's gross profit percentage improved to 28.8% from 28.2% in the first quarter of 1994. Gross margin percentage increases at WTG-America (WTG-A), due to a price increase and lower manufacturing costs, and improvements at WTG-E were offset, in part, by lower margin levels at Texas Turbine.

         At WTG-E, recent raw material price increases, particularly in stainless steel, as well as the recent decline in the value of the Italian lira against other European currencies, most notably the German mark, are expected to negatively impact reported gross margins levels for the remainder of 1995. Sales price increases are being implemented where possible and appropriate to offset the increased cost.

         As a percentage to sales, SG&A expenses were 20.7% for the first three months of 1995 compared with 20.2% for the same period a year ago, reflecting increases at WTG-E due to an expanded European sales presence, expenses associated with new Corporate headquarters, and the impact of Vogel's SG&A expenses, which are higher on a percentage of sales basis and not included in 1994 results.

         Research and development (R&D) expenses decreased 9.2% compared with the first quarter of 1994. The higher level of R&D expenses in the first quarter of 1994 relates primarily to Environamics which began shipping product in late 1994. In 1995, the Company anticipates that it will continue to invest in new product development, as well as in enhancements to existing products, but at a slightly lower percentage of sales than in 1994 due to the impact of Environamics.

         Earnings from affiliates decreased $.5 million for the first quarter of 1995 compared to the same period in 1994. This decrease is primarily due to the shift in control of Oil Dynamics, Inc.
(ODI), a formerly 50%-owned joint venture, to Franklin Electric Co.
<F50>
Goulds Pumps, Incorporated       Form 10-Q
Part I, Item 2


Management's Discussion and Analysis of Financial Condition and
Results of Operations (continued)



in late 1994. In 1995, the Company's investment in ODI, currently at 3%, is recorded under the "cost method" of accounting and therefore ODI's results are not reflected in the Company's financial statements.

         Interest expense increased $.7 million in the first three months of 1995 compared with the first quarter 1994. This increase was accounted for by the bank and capital lease debt of Vogel assumed in connection with the acquisition. Interest income increased $.2 million period over the same period due to Vogel's impact on reported results.

         Other expense decreased $.8 million compared with the first quarter of 1994. This decrease is due to several factors which include a reduction in losses on exchange transactions and on disposal of fixed assets.

         The provision for income taxes represents 37.1% and 41.1% of earnings before income taxes in the first quarter of 1995 and 1994, respectively. The higher tax rate in 1994 was largely due to the negative tax impact associated with adjustments for Mexican accounting irregularities recorded in the first quarter of 1994.


Liquidity and Capital Resources

         As reflected on the Condensed Consolidated Statements of Cash Flows, $5.6 million of cash generated by net financing activities and $4.7 millon of cash generated from operating activities combined with a $1.6 million negative translation effect were utilized to fund $8.6 million of net investing activities while increasing cash and cash equivalents by $.1 million.

         Significant items impacting cash flow from operating activities (net of the effects of Vogel's opening balance sheet) in 1995 include an $11.8 million increase in receivables-net due to the high level of first quarter shipments, and a $1.1 million increase in inventories primarily at WTG-E to support its expanded European sales presence.

         In the first three months of 1995, capital additions were $7.2 million. Significant projects included equipment and building additions, primarily at WTG-E. The Company expects to spend approximately $30 - $35 million in total capital expenditures for the year.

         The Company expects that debt levels by the end of 1995 will be higher than those at December 31, 1994, due to the bank and capital lease debt assumed in connection with the acquisition of
<F50>
Goulds Pumps, Incorporated       Form 10-Q
Part I, Item 2


Management's Discussion and Analysis of Financial Condition and
Results of Operations (continued)


Vogel. The Company believes cash from operations and available credit facilities are sufficient to meet its liquidity needs during 1995.

         Cumulative translation adjustments on the accompanying consolidated balance sheet at March 31, 1995 were $13.1 million compared to $9.2 million at December 31, 1994, reflecting the weakening of the Italian lira and the Mexican peso against the U.S. dollar experienced since the fourth quarter of 1994. Future currency devaluations could occur at some of the Company's international locations, including Venezuela. The Company is currently evaluating methods to minimize the impact of devaluations on operations and reported operating results.


Restructuring Charges

         In the fourth quarter of 1994, the Company executed a restructuring plan to align its continuing global operations with management's long-term objectives. As a result, a restructuring charge of $3.5 million pre-tax and a related liability for such costs were recorded in the Company's consolidated financial statements in the fourth quarter. The restructuring plan included the downsizing of the Company's California, Netherlands, and Mexican based operations, and the consolidation of sales offices, PRO Service centers, and other Company facilities. As a result, the related cost to exit owned and leased facilities was $1.1 million. The restructuring included the termination of 149 employees from manufacturing, selling, and general and administrative departments. The related termination benefits included in the restructuring charge were $2.4 million.

         The balance in the restructuring reserve at March 31, 1995 is $2.4 million. The following charges against the restructuring reserve were recorded in the first quarter of 1995 relating to the following components: costs to exit owned and leased facilities were $.6 million; costs of termination benefits were $.2 million.
The Company believes the reserve is adequate to complete the restructuring plan by the end of 1995. The restructuring plan is anticipated to result in savings in the range of $2.2 million pre-tax in 1995 with annual savings estimated to be $3.3 million pre-tax in 1996 and beyond.


Environmental Matters

         In 1994, a charge of $3.5 million pre-tax was recorded for legal and other fees related to the Company's vigorous defense of the lawsuits commenced in 1994 arising from the sales of
submersible pumps with brass or bronze components.  (See "Legal
<F50>
Goulds Pumps, Incorporated       Form 10-Q
Part I, Item 2


Management's Discussion and Analysis of Financial Condition and
Results of Operations (continued)


Proceedings", below.) This charge includes the establishment of a $2.2 million reserve to cover revised estimates of future legal costs to pursue that defense. At March 31, 1995, the remaining reserve was $1.7 million. Although the Company believes the reserve is adequate based on current estimates, it is possible that the range of such costs and related expenses could exceed the reserve by as much as $1.0 million. There has not been, nor does the Company currently anticipate, any material impact on sales or inventories resulting from these lawsuits.

         As disclosed in previous SEC filings, the Company recorded a $2.0 million provision in the fourth quarter of 1991 for estimated environmental costs to monitor and remediate an inactive Company landfill site in Seneca Falls, New York. At March 31, 1995, the remaining reserve was $1.8 million. The remediation plan has been approved by the New York State DEC and is expected to be completed in 1995 or early 1996. The Company does not currently expect any additional material expenses in future years associated with this site.

         Apart from issues discussed above for which reserves have been established in respect of environmental matters, the Company is not currently aware of other environmental matters which would have any material impact on recurring costs, capital expenditures, or mandated expenditures.

Orders and Backlog

         For the first quarter of 1995, orders were a record $164.9 million, a 21.4% increase compared with orders for the first quarter of 1994 of $135.8 million. Without Vogel, total first quarter 1995 orders were $153.4 million or a 13.0% increase over first quarter 1994 orders levels. The increase in orders, excluding Vogel, is composed of a $7.9 million or 13.0% increase in Water Technologies orders while Industrial Products orders increased $9.8 million or 13.1% year over year. Industrial repair orders for the first quarter of 1995 reflected a 12.8% increase over first quarter 1994 levels. For the first quarter of 1995, all major Industrial sector divisions and Goulds Pumps Canada reported strong orders increases reflecting expansion and growth in core markets. The Water Technologies sector orders level increases have resulted from the introduction of new products with related market share gains and WTG-E European sales expansion.

         Backlog increased from $96.0 million at March 31, 1994 to a record $118.0 million at March 31, 1995. Industrial Products backlog increased $14.9 million to a total backlog of $105.8 million at the end of the first quarter while the Water
Technologies backlog increased $7.1 million from the March 31, 1994 level to a total backlog of $12.2 million.
<F50>
Goulds Pumps, Incorporated    Form 10-Q
Part II, Item 1 and 4


                      PART II.  Other Information


Item 1.  Legal Proceedings


         Disclosures regarding legal proceedings are set forth in Part I, Item 3 of the Company's Form 10-K for the year ended December
31, 1994, which is incorporated herein by reference.

         No significant developments have occurred since that report was filed on March 28, 1995.


Item 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Stockholders was held on May 3, 1995. Stockholders elected seven Directors nominated in the March 31,
1995 Proxy Statement, incorporated herein by reference, to hold office until the next Annual Meeting of stockholders.
Additionally, stockholders ratified the appointment of Deloitte & Touche LLP as the Company's independent certified public accountants for the next year, and rejected a stockholder proposal to authorize and request that the Board of Directors reduce the number of authorized shares of Common Stock ($1 par value) from 90
million to 25 million.   Results of stockholder voting are as
follows:

1.       Election of Directors          Votes For     Votes Withheld

         William W. Goessel            18,292,308        145,508
         Melvin Howard                 18,297,408        140,408
         Barbara B. Lucas              18,297,308        140,508
         Thomas C. McDermott           18,197,363        240,453
         James C. Miller III           18,297,208        140,608
         Peter Oddleifson              18,297,408        140,408
         Arthur M. Richardson          18,272,308        165,508

2. Proposal to Ratify the Appointment of Deloitte & Touche as Independent Certified Public Accountants for 1995:

              Votes          Votes          Votes          Broker
               For          Against      Abstaining      Non-votes

           18,377,735       45,021         15,060           --


3. Shareholder proposal to reduce the number of authorized shares of Common Stock from 90 million to 25 million:

          Votes          Votes          Votes          Broker
               For          Against      Abstaining      Non-votes

            2,464,671     14,333,417      311,089        1,328,639
<F50>
Goulds Pumps, Incorporated    Form 10-Q
Part II, Item 6


                      PART II.  Other Information





Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibit XI.  (Earnings Per Share Computation)

         (b) Exhibit XXVII (Financial Data Schedule) filed electronically only.

         (c) No reports on Form 8-K were filed for the three months ended March 31, 1995.















<F50>
                                EXHIBIT XI

         GOULDS PUMPS, INCORPORATED AND CONSOLIDATED SUBSIDIARIES
                     COMPUTATION OF EARNINGS PER SHARE
                   (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        March 31,   March 31,
                                                            1995          1994

a.  Net earnings                                           $ 5,434     $ 3,817

b.  Decrease in interest expense (net of tax benefit)
    based upon issuance of all shares of common stock
    under Deferred Common Stock Agreement                  $    --     $    --

c.  Restated net earnings (a + b)                          $ 5,434     $ 3,817

d.  Actual weighted average number of shares outstanding    21,205      21,164

e.  Primary earnings per share based on actual average
    shares outstanding  (c / d) (1)                        $   .26      $  .18

f.  Shares exercisable under outstanding options               684       1,052

g.  Proceeds assuming exercise of outstanding options      $13,631     $23,465

    Reinvestment of proceeds under "Treasury Stock Method":

h.  Average market price per share during each quarter or
    market price at quarter-end (whichever is higher)      $ 23.50     $ 25.04

i.  Shares to be acquired (g / h)                              580         937

j.  Net increase in outstanding shares relative to stock
    options (f - i)                                            104         115

k.  Adjusted weighted average shares outstanding (d + j)    21,309      21,279

l.  Earnings per share assuming exercise of outstanding
    options (c / k)                                        $   .26     $   .18

m.  Dilutive (Anti-dilutive) effect on earnings per
    share (e - l) (2)                                      $    --     $    --



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




                                  GOULDS PUMPS, INCORPORATED
                                               (Registrant)




Date: May 12, 1995                    /s/ John P. Murphy
                                      John P. Murphy
                                      Vice President - Finance
                                      (Mr. Murphy is the Chief
                                      Financial Officer and has
                                      been duly authorized to sign
                                      on behalf of the registrant.)