Form 10-Q
period 1995-06-30
GOULDS PUMPS INC
filed 1995-08-14
CIK 42791

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549



(Mark One)
   [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended June 30, 1995
                                    OR
   [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

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

     As of July 31, 1995, 21,241,816 shares of $1 par value common stock were outstanding.
<F50>





                        GOULDS PUMPS, INCORPORATED

                                   INDEX




                                                              PAGE

                      PART I - FINANCIAL INFORMATION


Item 1.  Condensed Consolidated Balance Sheets -
           June 30, 1995 and December 31, 1994...............   3

           Condensed Consolidated Statements of Earnings -
           Three Months Ended June 30, 1995 and 1994
           Six Months Ended June 30, 1995 and 1994...........   4

           Condensed Consolidated Statements of Cash Flows -
           Six Months ended June 30, 1995 and 1994...........   5

           Notes to Condensed Consolidated Financial
           Statements........................................  6-8


Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations..... 9-14




                        PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.................................   15


Item 6.  Exhibits and Reports on Form 8-K..................15-16


           Signature.........................................   17


<F50>
Condensed Consolidated Balance Sheets
Goulds Pumps, Incorporated
                                                       June 30,   December 31,
                                                           1995           1994
(In thousands)                                       (Unaudited)     (Audited)


 ASSETS
  Current assets:
   Cash and cash equivalents                         $  7,485        $  7,374
   Receivables - net                                  147,643         113,777
   Inventories                                        131,382         111,508
   Deferred tax asset                                  13,850          12,494
   Prepaid expenses and other current assets           15,261          10,898
     Total current assets                             315,621         256,051

  Property, plant and equipment - net                 168,173         152,789
  Investment in Vogel                                      --          17,800
  Investments in affiliates                             1,170           1,178
  Other investments                                     5,935           6,498
  Deferred tax asset                                    9,042           8,125
  Goodwill - net                                       30,549           1,634
  Other assets                                         14,173          13,166

                                                     $544,663        $457,241

 LIABILITIES AND SHAREHOLDERS' EQUITY
  Current Liabilities:
   Short-term borrowings                             $ 41,559        $ 10,418
   Current portion of long-term debt                   16,164          24,886
   Trade payables                                      58,513          47,382
   Compensation and commissions                        20,333          17,552
   Income taxes payable                                 1,404             266
   Pension                                              3,334           2,228
   Progress payments                                    9,371           3,170
   Warranty reserves                                    6,093           3,937
   Dividends payable                                    4,248           4,239
   Deferred tax liability                                 322             391
   Restructuring accrual                                2,274           3,224
   Other                                               20,617          21,510
     Total current liabilities                        184,232         139,203

  Long-term debt                                       90,634          53,756
  Pension                                              19,957          16,992
  Other postretirement benefit obligation              51,158          51,681
  Deferred tax liability and other                      4,576           4,322


  SHAREHOLDERS' EQUITY:
   Common stock - $1.00 par value; authorized
   90,000,000; issued and outstanding
   21,241,816 and 21,193,054 shares,
   respectively                                        21,242          21,193
   Additional paid-in capital                          58,421          57,622
   Retained earnings                                  126,887         121,671
   Cumulative translation adjustments and other       (12,444)         (9,199)


     Total shareholders' equity                       194,106         191,287

                                                     $544,663        $457,241



  See Accompanying Notes to Condensed Consolidated Financial Statements.


<F50>

Condensed Consolidated Statements of Earnings (Unaudited)
Goulds Pumps, Incorporated
(In Thousands Except Per Share Data)

                                Three Months Ended         Six Months Ended
                                          June 30,                 June 30,
                                1995          1994         1995        1994


Net sales                      $180,693   $150,128      $340,745   $286,773
Cost and expenses:
 Cost of sales                  128,871    105,839       243,432    204,636
 Selling, general and
  administrative expenses        33,804     30,925        66,958     58,459
 Research and development
  expenses                        2,062      2,822         4,092      5,057
 Earnings from investments
  and affiliates                     17       (227)           15       (702)
 Interest expense                 3,078      1,667         5,196      3,129
 Interest income                   (425)      (349)       (1,071)      (773)
 Other expense - net                131        117           329      1,156


Earnings before income taxes     13,155      9,334        21,794     15,811
Income taxes                      4,881      3,837         8,086      6,497


Net earnings                   $  8,274   $  5,497      $ 13,708   $  9,314

Net earnings per
  common share                 $    .39    $   .26      $    .65    $   .44

Dividends per
 common share                  $    .20    $   .20      $    .40   $    .40

Weighted average shares
 outstanding (in thousands)      21,233     21,174        21,220     21,169


See Accompanying Notes to Condensed Consolidated Financial Statements.


<F50>
Condensed Consolidated Statements of Cash Flows (Unaudited)
Goulds Pumps, Incorporated

                                                     Six Months Ended June 30,
(In Thousands)                                           1995             1994

OPERATING ACTIVITIES:
Net earnings                                          $13,708       $ 9,314
Adjustments to reconcile net earnings to net
  cash provided by operations:
    Depreciation                                        13,454        12,648
    Amortization                                           644           616
    Earnings from affiliates                                15          (702)
Changes in assets and liabilities, net of
  effects from acquisition:
    Decrease in deferred tax liability                     (59)         (743)
    (Increase) decrease in deferred tax asset           (1,645)          276
    Increase in receivables-net                        (23,887)      (16,573)
    Increase in inventories                             (2,407)      (13,024)
    Increase in trade payables, accrued
     expenses and other                                  1,375         5,359
    Other - net                                            617         4,677
      Net cash provided by operating activities          1,815         1,848

INVESTING ACTIVITIES:
Capital additions                                     (12,980)       (9,066)
Purchases of other assets                              (2,543)       (2,873)
Other - net                                                87             5
      Net cash applied to investing activities         (15,436)      (11,934)

FINANCING ACTIVITIES:
Proceeds from long-term debt                           31,566         2,213
Payments on long-term debt                            (11,302)         (465)
Increase in short-term borrowings                       3,403        21,083
Proceeds from issuance of common stock                    848           323
Dividends paid                                         (8,483)       (8,466)
      Net cash provided by financing activities         16,032        14,688

Effect of exchange rate changes on cash                (2,300)          (36)
Increase in cash and cash equivalents                     111         4,566

Cash and cash equivalents:
  Beginning of period                                   7,374         7,153
  End of period                                       $ 7,485       $11,719





See Accompanying Notes to Condensed Consolidated Financial Statements.













<F50>
Goulds Pumps, Incorporated    Form 10-Q
Part I, Item 1



           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to fairly present the Company's financial position as of June 30, 1995 and the results of operations for the three and six month periods ended June 30, 1995 and 1994 and cash flows for the six month periods ended June 30, 1995 and 1994. The results of operations for the six month period ended June 30, 1995 are not necessarily indicative of the results to be expected for the entire year of 1995.

    The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements in the 1994 Goulds Pumps, Incorporated Annual Report on Form
    10-K, which is incorporated by reference.


2. During December 1994, which was subsequent to the 1994 year-end of the Company's subsidiary Goulds Pumps Europe, B.V.
    (GPE), all of the outstanding common stock of Pumpenfabrik Ernst Vogel AG (Vogel) was acquired for $17.8 million. Although this acquisition occurred subsequent to GPE's year-end, the investment in Vogel was recorded as a line item on the consolidated balance sheet at December 31, 1994 since the borrowing for the acquisition had been completed, together with the corresponding advance to the Company's subsidiary.
    In 1995, the financial statements of Vogel are consolidated in the Company's financial statements presented herein under the purchase accounting method. For reporting purposes, Vogel has an October 31 year-end, like that of its direct parent, GPE.

    The excess of the allocated purchase price over the fair value of net tangible assets acquired was recorded as goodwill in the amount of $25.7 million and is being amortized over periods of 30 years or less. In the accompanying consolidated financial statements, the allocation of the purchase price to the acquired assets and liabilities of Vogel is preliminary and may change as various studies, evaluations, and appraisals are completed.

    The Company's pro forma unaudited results of operations for the six months ended June 30, 1994, assuming acquisition of Vogel had occurred as of the beginning of the year, would have increased net sales by approximately $32.6 million and decreased net earnings per share by approximately $.04. Adjustments made in arriving at preliminary pro forma unaudited results of operations included additional interest expense of $.4 million related to the $17.8 million of acquisition debt at 4.5% for the quarter, related income tax
<F50>
Goulds Pumps, Incorporated    Form 10-Q
Part I, Item 1


     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)


    adjustments and amortization of goodwill of $.3 million. The unaudited pro forma results of operations are not necessarily indicative of results that would have been attained had the Vogel business been acquired at the beginning of 1994, nor are they consistent with management's expectation of future performance.


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

    The balance in the restructuring reserve at December 31, 1994 was $3.2 million. The following charges against the restructuring reserve were recorded in the first half of 1995 relating to the following components: costs to exit owned and leased facilities were $.6 million; costs of termination benefits were $.4 million; and offsetting translation impacts were $.1 million. The Company believes the June 30, 1995 reserve balance of $2.3 million is adequate to complete the restructuring plan. The restructuring plan is currently anticipated to result in savings in the range of $2.2 million pre-tax in 1995 with annual savings estimated to be $3.3 million pre-tax in 1996 and beyond.


4.  Supplemental Schedule of Cash Flow Information (in thousands):

                                     For the six months ended
                                   June 30, 1995   June 30, 1994

      Interest paid                   $ 4,528          $2,976
      Income taxes paid               $10,299          $3,988


5.  Net earnings per share of common stock are based upon the weighted average number of shares of common stock outstanding during the period.  No effect has been given to options
<F50>
Goulds Pumps, Incorporated    Form 10-Q
Part I, Item 1



     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)


outstanding under the Company's Stock Option Plans as no significant dilutive effect would result from the exercise of these options. See Exhibit XI on page 22 of 23.

6.       Inventories were as follows (in thousands):
                                             June 30,   December 31,
                                               1995           1994
                                           (Unaudited)      (Audited)
         Raw Materials                       $ 42,071       $ 40,608
         Work-in-Process                       53,588         39,895
         Finished Goods                        67,001         61,895

         Inventories Valued at FIFO           162,660        142,398
         LIFO Allowance                       (31,278)       (30,890)

         Inventories Less LIFO Allowance     $131,382       $111,508
<F50>
Goulds Pumps, Incorporated     Form 10-Q
Part I, Item 2

Management's Discussion and Analysis of Financial Condition and
Results of Operations



Overview


         The Company's second quarter 1995 results reflected the highest quarterly orders and sales levels in its history with increases of 28.4% and 20.4% respectively over the second quarter of 1994. Earnings per share rose 50.0% over second quarter 1994 results.

         Second quarter 1995 net sales were a record $180.7 million, compared with $150.1 million for the second quarter of 1994.
Without the effect of the Company's latest acquisition, Vogel, Austria's leading pump manufacturer, sales would have increased
9.8% and net earnings would have increased 49.3% for the same period. Second quarter orders in 1995 were $187.3 million compared with 1994 second quarter orders of $145.9 million. Without Vogel's second quarter orders, orders would have increased 16.9% compared to the second quarter of 1994. Backlog at June 30, 1995 was a record $151.7 million, 66.8% higher than backlog of $90.9 million at June 30, 1994. Without Vogel's backlog of $28.6 million, the increase would have been 35.3%.

         For the first six months of the year, orders of $351.2 million increased 24.7%; sales of $340.7 million increased 18.8% and net earnings of $13.7 million increased 47.2% over the first half of 1994. Without Vogel, orders would have increased 15.1%; sales would have increased 9.3% and net income would have increased
48.7%.

         On July 29, 1995, members of the United Steelworkers of America Local Union #3298 voted to ratify new four-year contracts with the Company by a six-to-one margin. The new agreements, which took effect August 1, cover approximately 800 hourly employees at the Company's Engineered Products and Water Systems plants in Seneca Falls, New York. The current contract was due to expire November 10, 1995. For the first time in the Company's history, the different business operating needs of the Industrial Products and Water Technologies segments have been recognized by the establishment of two separate collective bargaining agreements. Written into the new agreements are important commitments by both the Union and the Company to continue working together to improve efficiency, quality of work life and employee productivity through methods changes and innovative work practices in the two Seneca Falls plants. These cooperative approaches will provide more flexibility in moving toward cellular manufacturing and focused factories. The contracts also include a number of other changes which will yield productivity gains, including how standards are set for incentive compensation. The settlements call for wage increases on base pay only, excluding incentive pay, of 3% in each

<F50>
Goulds Pumps, Incorporated     Form 10-Q
Part I, Item 2

Management's Discussion and Analysis of Financial Condition and
Results of Operations (continued)


of the first three years of the contracts and 3.5% in the last year, increased pension benefits, and a no-layoff provision for
employees with six or more years of service.   The contracts also
state that if the Company needs to expand or modify its current Water Technologies manufacturing facility in Seneca Falls, it will do so in Seneca County, New York.

         In July 1995, Michael T. Tomaino joined the Company as Vice President, General Counsel and Secretary, assuming the responsibilities of Eugene B. Bradshaw who will be retiring later this year.

         On August 2, 1995, John Morphy, Group Vice President - Industrial Products, notified the Company of his intention to resign effective August 31, 1995. Until a successor is named, Thomas C. McDermott, Chairman and Chief Executive Officer, will assume overall responsibility for the Company's Industrial Products sector.

         The Company expects the continuation of broad-based strength in its core markets through the remainder of 1995. Management remains focused on its strategic imperatives and continues to believe that current actions will lead to stronger performance for the remainder of 1995 compared with last year.


Results of Operations

         The increase in sales of $54.0 million in the first half of 1995 compared with the first six months of 1994 is composed of an $11.6 million or a 7.2% increase in Industrial Products sector sales and a $42.4 million or 33.4% increase in Water Technologies sector sales. Without Vogel sales, the Industrial Products sales increase would have been 1.0% over 1994. This increase included the strong shipments performance of the PRO Shops and Goulds Pumps Canada which reflected the resurgence of the Canadian economy and
growth in the pulp and paper core  market.   Within the sector, the
Engineered Products manufacturing facility, located in Seneca
Falls, was impacted by production issues and the Vertical Products facility in California had a difficult quarter with lower sales than 1994, due to delays in customer acceptance of two large shipments and temporary production scheduling matters. Both are expected to increase their output in the third and fourth quarters of 1995 and beyond as the implementation of a comprehensive manufacturing strategy based primarily on the focused factory concept progresses and the other manufacturing issues are resolved.

         If Vogel's results were excluded, the Water Technologies sales increase would have been 19.7% compared with 1994's first
<F50>
Goulds Pumps, Incorporated     Form 10-Q
Part I, Item 2

Management's Discussion and Analysis of Financial Condition and
Results of Operations (continued)



half. Leading the sector's increases was WTG-Europe (WTG-E) which achieved sales growth of 22.9% on a translated basis.

         Second quarter sales results are discussed in the "Overview" section of Management's Discussion and Analysis above.

         Gross margin as a percentage of sales remained relatively constant at 28.6% for the first six months of 1995 compared with the first half of 1994. Excluding Vogel, the Industrial Products sector gross profit percentage increased to 28.3% in 1995 from 27.8% for the first half of 1994, primarily due to margin improvements at the PRO Shops. For the first half of 1995, excluding Vogel, the Water Technologies sector's gross profit percentage decreased to 29.0% from 29.7% in the first half of 1994. Gross margins were impacted by higher raw material costs in Europe due to the recent weakness of the Italian lira.

         Gross margin as a percentage decreased to 28.7% in the second quarter of 1995 compared with 29.5% for the second quarter of 1994. Excluding Vogel, the Industrial Products sector gross profit percentage decreased to 27.6% in 1995 from 28.3% for the second quarter of 1994, primarily due to margin declines at the Vertical Product Division. For the second quarter of 1995, excluding Vogel, the Water Technologies sector's gross profit percentage decreased to 29.2% from 31.0% in the second quarter of 1994. Gross margins again were impacted by higher raw material costs in Europe due to the recent weakness of the Italian lira.

         As a percentage of sales, SG&A expenses were 19.7% and 18.7% for the first six months and second quarter of 1995 respectively, compared with 20.4% and 20.6% for the same periods a year ago, reflecting the reversal of the remaining legal reserve of $.8 million in the second quarter for litigation related to submersible water pumps recorded. (See litigation discussion in "Legal Proceedings", below.) SG&A expenses in the first half and second quarter of 1994 also reflected the negative impact of a non-recurring $1.5 million management restructuring charge recorded in June, 1994.

         Research and development (R&D) expenses decreased 19.1% and 26.9% compared with the first six months and second quarter, respectively, of 1994. The higher level of R&D expenses in 1994 relates primarily to Environamics which did not begin shipping product until late 1994. In 1995, the Company anticipates that it will continue to invest in new product development, as well as in enhancements to existing products, but at a slightly lower percentage of sales than in 1994 due to the reduction in R&D expense at Environamics.
<F50>
Goulds Pumps, Incorporated     Form 10-Q
Part I, Item 2

Management's Discussion and Analysis of Financial Condition and
Results of Operations (continued)


         Earnings from affiliates decreased $.7 million and $.2 million for the first half and second quarter of 1995 compared with the same periods in 1994. This decrease is due primarily to the shift in control of Oil Dynamics, Inc. (ODI), formerly a 50%-owned joint venture, to Franklin Electric Co. in late 1994. In 1995, the
Company's investment in ODI, currently at 3%, is recorded under the "cost method" of accounting and therefore ODI's results are not reflected in the Company's financial statements.

         Interest expense increased $2.1 million and $1.4 million in the first six months and second quarter, respectively, of 1995 compared with the first half and second quarter 1994. These increases were primarily accounted for by the bank and capital lease debt of Vogel assumed in connection with the acquisition. Interest income increased $.3 million for the first six months of 1995 over the same period in 1994 primarily due to Vogel's impact on reported results.

         Other expense decreased $.8 million for the first six months of 1995 compared with the first half of 1994. This decrease is due primarily to the May 1994 devaluation of the Venezuelan bolivar which increased 1994 Other expense by $.6 million.

         The provision for income taxes represents 37.1% and 41.1% of earnings before income taxes in the first half of 1995 and 1994, respectively, and the second quarter of both years. The higher tax rate in 1994 was largely due to the negative tax impact associated with adjustments for Mexican accounting irregularities recorded in the first quarter of 1994.


Liquidity and Capital Resources

         As reflected on the Condensed Consolidated Statements of Cash Flows, $16.0 million of cash generated by net financing activities and $1.8 millon of cash generated from operating activities combined with a $2.3 million negative translation effect were utilized to fund $15.4 million of net investing activities while increasing cash and cash equivalents by $.1 million.

         Significant items impacting cash flow from operating activities (net of the effects of Vogel's opening balance sheet) in 1995 include a $23.9 million increase in receivables-net due to the high level of second quarter shipments, and a $2.4 million increase in inventories primarily at WTG-E, to support its expanded European sales presence and at EPD which is currently experiencing production difficulties.

         In the first six months of 1995, capital additions were $13.0 million. Significant projects included equipment and building
<F50>
Goulds Pumps, Incorporated     Form 10-Q
Part I, Item 2

Management's Discussion and Analysis of Financial Condition and
Results of Operations (continued)


additions, primarily at WTG-E. The Company expects to spend approximately $30 million in total capital expenditures for the year.

         The Company expects that debt levels by the end of 1995 will be higher than those at December 31, 1994, due primarily to the bank and capital lease debt assumed in connection with the acquisition of Vogel. The Company believes cash from operations and available credit facilities are sufficient to meet its liquidity needs during 1995.

         Cumulative translation adjustments on the accompanying consolidated balance sheet at June 30, 1995 were $12.4 million compared to $9.2 million at December 31, 1994, reflecting the weakening of the Italian lira and the Mexican peso against the U.S. dollar since the fourth quarter of 1994. Future currency devaluations could occur at some of the Company's international locations, including Venezuela. The Company evaluates on an on-going basis methods to minimize the impact of devaluations on operations and reported operating results.

         In the fourth quarter of 1994, the Company executed a restructuring plan to align its continuing global operations with management's long-term objectives. See Note 3 to the consolidated financial statement for a more detailed discussion.


Environmental Matters

         The Company announced on June 15, 1995, the settlement of the submersible water pump litigation in California. This settlement resulted in the reversal of certain previously recorded legal fee accruals for the vigorous defense of this litigation and such reversal, amounting to approximately $.02 per share, is included in these reported financial results. (See "Legal Proceedings", below.)

         The Company recorded a $2.0 million provision in the fourth quarter of 1991 for estimated environmental costs to monitor and remediate an inactive Company landfill site in Seneca Falls, New York. At June 30, 1995, the remaining reserve was $1.8 million.
The remediation plan has been approved by the New York State DEC and is expected to be completed in 1995 or early 1996. The Company does not currently expect any additional material expenses in future years associated with this site.

         Apart from issues discussed above for which reserves have been established in respect of environmental matters, the Company is not currently aware of other environmental matters which would have any
<F50>
Goulds Pumps, Incorporated     Form 10-Q
Part I, Item 2

Management's Discussion and Analysis of Financial Condition and
Results of Operations (continued)


material impact on recurring costs, capital expenditures, or mandated expenditures.


Orders and Backlog

         For the second quarter of 1995, orders were a record $187.3 million, a 28.4% increase compared with orders for the second quarter of 1994 of $145.9 million. Without Vogel, total second quarter 1995 orders were $170.6 million or a 16.9% increase over second quarter 1994 orders levels. The increase in orders, excluding Vogel, is composed of a $12.0 million or 17.6% increase in Water Technologies orders while Industrial Products orders increased $12.7 million or 16.4% year over year.

         For the first six months of 1995, orders of $351.2 million represented a 24.7% increase over orders of $281.7 million for the first half of 1994. Without Vogel, total first half 1995 orders were $324.1 million or a 15.1% over first half 1994 orders levels. The first half orders increase, excluding Vogel, is composed of a $19.9 million or 15.4% increase in Water Technologies orders while Industrial Products orders increased $22.5 million or 14.7% year over year. Industrial orders increases reflect a continuation of higher capital spending and higher operating activities in the Company's core markets, especially the chemical and pulp and paper markets. Order levels at all the sector's major segments showed increases well into double digits for the first six months of 1995 compared to the first half of 1994. Water Technologies orders reflected broad-based global strength with increases in orders reported in the Asia-Pacific region, Latin America, and Europe which complemented North American increases.

         Backlog increased from $90.9 million at June 30, 1994 to a record $151.7 million at June 30, 1995. Without Vogel's backlog of $28.6 million, backlog would have been $123.1 million at June 30, 1995. Excluding Vogel, Industrial Products backlog increased $28.8 million while the Water Technologies backlog increased $3.4 million from June 30, 1994 levels. Consolidated backlog at December 31, 1994 was $113.8 million.
<F50>
Goulds Pumps, Incorporated    Form 10-Q
Part II, Item 1 and 6



                        PART II.  Other Information


Item 1.  Legal Proceedings

         On June 15, 1995, the Company reached an agreement in principle to settle two consolidated legal actions in the Superior Court of California in which the legality of its past sales of submersible water pumps made with brass components was challenged. On July 21, 1995, a Consent Judgment incorporating the terms of the agreement was approved by the Court and filed. Both lawsuits were filed April 18, 1994; one by the California Attorney General and the other by two environmental groups. The lawsuits alleged the unlawful discharge of lead into sources of drinking water through leaching from pumps manufactured by the Company and other manufacturers, as well as failure to warn consumers of potential exposure to lead.

         The Consent Judgment, which provides that the Company does not admit, and specifically denies, any violation of law, provides that the Company will pay a total of $343,750, a substantial portion of which is to cover attorneys' fees and costs incurred by some plaintiffs.

         Although the Company believes that it had never violated
California's Proposition 65 standards or other legal requirements, the Company believes it was in the best interests of its shareholders and customers to resolve these issues, rather than continue lengthy and costly litigation.


Item 6.  Exhibits and Reports on Form 8-K

         (a)    Exhibit XI (Earnings Per Share Computation)
         (b) No reports on Form 8-K were filed for the three months ended June 30, 1995.
<F50>

                                   EXHIBIT XI
            GOULDS PUMPS, INCORPORATED AND CONSOLIDATED SUBSIDIARIES
                       COMPUTATION OF EARNINGS PER SHARE
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    Three Months Ended    Six Months Ended
                                                              June 30,            June 30,
                                                   1995           1994     1995       1994

a.  Net earnings - as reported                   $ 8,274      $ 5,497    $13,708   $ 9,314

b.  Decrease in interest expense (net of tax
    benefit) based upon issuance of all shares
    of common stock under Deferred Common
    Stock Agreement                              $    --      $    --    $    --   $    --

c.  Restated net earnings (a + b)                $ 8,274      $ 5,497    $13,708   $ 9,314

d.  Actual weighted average number of shares
    outstanding                                  21,233       21,174     21,220    21,169

e.  Primary earnings per share based on actual
    average shares outstanding  (c / d) (1)      $  .39      $   .26     $   .65   $   .44

f.  Shares exercisable under outstanding options    793          419        677       563

g.  Proceeds assuming exercise of outstanding
    options                                     $16,273      $ 7,827    $13,572   $11,164

    Reinvestment of proceeds under "Treasury Stock Method":

h.  Average market price per share during each
    period or market price at period-end
    (whichever is higher)                       $ 23.41      $ 21.75    $ 22.51   $ 23.41

i.  Shares to be acquired (g / h)                   695           360        603       477

j.  Net increase in outstanding shares relative
    to stock options (f - i)                         98           59         74        86

k.  Adjusted weighted average shares outstanding
    (d + j)                                      21,331       21,233     21,294    21,255

l.  Earnings per share assuming exercise of
    outstanding options (c / k)                  $   .39      $   .26    $   .64    $  .44

m.  Dilutive (Anti-dilutive) effect on earnings
    per share (e - l)(2)                         $    --      $    --    $   .01    $   --



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

<F54>










                                 SIGNATURE





         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                 GOULDS PUMPS, INCORPORATED
                                              (Registrant)




Date:  August 11, 1995               /S/John P. Murphy
                                      John P. Murphy
                                      Vice President - Finance
                                      (Mr. Murphy is the Chief
                                      Financial Officer.)