Form 10-Q
period 1995-09-30
GOULDS PUMPS INC
filed 1995-11-14
CIK 42791

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549



(Mark One)
   [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended September 30, 1995
                                    OR
   [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

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

     As of October 31, 1995, 21,264,636 shares of $1 par value common stock were outstanding.
<F50>


                          GOULDS PUMPS, INCORPORATED

                                     INDEX

                                                                 PAGE

                      PART I - FINANCIAL INFORMATION


Item 1.   Condensed Consolidated Balance Sheets -
          September 30, 1995 and December 31, 1994............      3

          Condensed Consolidated Statements of Earnings -
          Three Months Ended September 30, 1995 and 1994
          Nine Months Ended September 30, 1995 and 1994.......      4

          Condensed Consolidated Statements of Cash Flows -
          Nine Months Ended September 30, 1995 and 1994.......      5

          Notes to Condensed Consolidated Financial
          Statements..........................................    6-8


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.......   9-14



                       PART II - OTHER INFORMATION


Item 1.   Legal Proceedings...................................     15

Item 6.   Exhibits and Reports on Form 8-K....................  16-17


          Signature...........................................     18











<F50>
Condensed Consolidated Balance Sheets
Goulds Pumps, Incorporated
                                                  September 30,   December 31,
                                                           1995           1994
(In thousands)                                      (Unaudited)      (Audited)


 ASSETS
  Current assets:
   Cash and cash equivalents                         $  9,957        $  7,374
   Receivables - net                                  152,948         113,777
   Inventories                                        139,872         111,508
   Deferred tax asset                                  14,245          12,494
   Prepaid expenses and other current assets           13,568          10,898
     Total current assets                             330,590         256,051

  Property, plant and equipment - net                 168,420         152,789
  Investment in Vogel                                      --          17,800
  Investments in affiliates                             1,185           1,178
  Other investments                                     6,252           6,498
  Deferred tax asset                                    9,943           8,125
  Goodwill - net                                       29,534           1,634
  Other assets                                         13,961          13,166

                                                     $559,885        $457,241

 LIABILITIES AND SHAREHOLDERS' EQUITY
  Current Liabilities:
   Short-term borrowings                             $ 38,347        $ 10,418
   Current portion of long-term debt                   15,881          24,886
   Trade payables                                      64,879          47,382
   Compensation and commissions                        22,532          17,552
   Income taxes payable                                 4,316             266
   Pension                                              3,869           2,228
   Progress payments                                    8,746           3,170
   Warranty reserves                                    4,247           3,937
   Dividends payable                                    4,252           4,239
   Deferred tax liability                                 313             391
   Restructuring accrual                                2,126           3,224
   Other                                               22,881          21,510
     Total current liabilities                       192,389          139,203

  Long-term debt                                       88,313          53,756
  Pension                                              22,184          16,992
  Other postretirement benefit obligation              50,935          51,681
  Deferred tax liability and other                      4,340           4,322


  SHAREHOLDERS' EQUITY:
   Common stock - $1.00 par value; authorized
   90,000,000; issued and outstanding
   21,262,181 and 21,193,054 shares,
   respectively                                        21,262          21,193
   Additional paid-in capital                          58,795          57,622
   Retained earnings                                  131,558         121,671
   Cumulative translation adjustments and other        (9,891)         (9,199)


     Total shareholders' equity                       201,724         191,287

                                                     $559,885        $457,241




  See Accompanying Notes to Condensed Consolidated Financial Statements.
<F50>
Condensed Consolidated Statements of Earnings (Unaudited
Goulds Pumps, Incorporated



                                     Three Months Ended       Nine Months Ended
  (In thousands except                    September 30,           September 30,
   per share data)                     1995        1994         1995       1994

  Net sales                        $191,474    $154,858     $532,219   $441,631


  Costs and expenses
   Cost of sales                    135,938     110,499     379,370    315,135
   Selling, general and
     administrative
     expenses                        37,431      27,981     105,139     86,290
   Research and
     development expenses             2,212       2,894       6,304      7,951
   Provision for
     environmental
     litigation                         --        3,304        (750)     3,454
   Losses (earnings) from
     affiliates                         (16)         96          (1)      (606)
   Interest expense                   3,018       1,665       8,214      4,794
   Interest income                     (308)     (1,989)     (1,379)    (2,762)
   Other (income) expense-net          (988)      2,091        (659)     3,247

  Earnings before income
    taxes                            14,187       8,317      35,981     24,128
  Income taxes                        5,263       3,178      13,349      9,675

  Net earnings                     $  8,924    $  5,139    $ 22,632   $ 14,453

  Net earnings per
    common share                   $    .42    $    .24    $   1.07   $    .68


  Dividends per
   common share                    $    .20    $    .20    $    .60   $    .60

  Weighted Average
   Shares Outstanding                21,253      21,176      21,231     21,171


  See Accompanying Notes to Condensed Consolidated Financial Statements.
<F50>
Condensed Consolidated Statements of Cash Flows (Unaudited)
Goulds Pumps, Incorporated


                                               Nine Months Ended September 30,
(In thousands)                                               1995         1994

OPERATING ACTIVITIES:
Net earnings                                              $22,632      $14,453
Adjustments to reconcile net earnings to
  net cash provided by operations:
    Depreciation                                           20,514       18,829
    Amortization                                            1,464        1,000
    Earnings from affiliates                                   (1)        (606)
Changes in assets and liabilities, net of
  effects from acquisition:
    Decrease in deferred tax liability                       (415)        (551)
    Decrease (increase) in deferred tax asset              (2,474)         213
    Increase in accrued taxes                               4,160          790
    Increase in receivables-net                           (28,354)     (13,870)
    Increase in inventories                                (8,604)      (6,965)
    Increase in trade payables, accrued
      expenses and other                                    8,147        5,061
    Other - net                                             4,523        3,124
    Net cash provided by operating activities              21,592       21,478

INVESTING ACTIVITIES:
Capital additions                                         (18,931)     (15,121)
Collection of long-term note receivable                        --        3,024
Purchase of other assets                                    (1,701)     (3,136)
Decrease in investment of unexpended revenue bond
  funds included in other assets                                --       2,014
Other - net                                                     99         166
   Net cash applied to investing activities                (20,533)    (13,053)


FINANCING ACTIVITIES:
Proceeds from long-term debt                                38,764       2,469
Payments on long-term debt                                 (18,165)       (829)
Increase (decrease) in short-term borrowings                (4,813)      3,704
Proceeds from issuance of common stock                       1,242         431
Dividends paid                                             (12,732)    (12,701)
  Net cash provided by (applied to) financing activities     4,296      (6,926)


Effect of exchange rate changes on cash                     (1,964)        (74)

Increase in cash and cash equivalents                        2,583       1,425


Cash and cash equivalents:
  Beginning of period                                        7,374       7,153
  End of period                                            $ 9,957     $ 8,578


See Accompanying Notes to Condensed Consolidated Financial Statements.




<F50>
Goulds Pumps, Incorporated    Form 10-Q
Part I, Item 1


           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments necessary to fairly present the Company's financial position as of September 30, 1995 and the results of operations for the three and nine month periods ended September 30, 1995 and 1994 and cash flows for the nine month periods ended September 30, 1995 and 1994. All such adjustments are of a normal recurring nature. The results of operations for the three and nine month periods ended September 30, 1995 are not necessarily indicative of the results to be expected for the entire year of 1995.

    The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements in the 1994 Goulds Pumps, Incorporated Annual Report on Form
    10-K, which is incorporated by reference.


2. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Standards No. 123, "Accounting for Stock-Based Compensation," which requires adoption no later than fiscal years beginning December 15, 1995. The new standard defines a fair value method of accounting for stock options and similar equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period.

    Pursuant to the new standard, companies are encouraged, but not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," but would be required to disclose in a note to the financial statements pro forma net income and, if presented, earnings per share as if the company had applied the new method of accounting.

    The accounting requirements of the new method are effective for all employee awards granted after the beginning of the fiscal year of adoption. The Company has not yet determined if it will elect to change to the fair value method, nor has it determined the effect the new standard will have on net income and earnings per share should it elect to make such a change. Adoption of the new standard will have not effect on the Company's cash flows.


3. During December 1994, which was subsequent to the October 1994 year-end of the Company's subsidiary Goulds Pumps Europe, B.V.
    (GPE), all of the outstanding common stock of Pumpenfabrik
<F50>
    Ernst Vogel AG (Vogel) was acquired for $17.8 million. Although this acquisition occurred subsequent to GPE's year-end, the investment in Vogel was recorded as a line item on the consolidated balance sheet at December 31, 1994 since the borrowing for the acquisition had been completed, together with the corresponding advance to the Company's subsidiary.
    In 1995, the financial statements of Vogel are consolidated in the Company's financial statements presented herein under the purchase accounting method. For reporting purposes, Vogel has an October 31 year-end, like that of its direct parent, GPE.

    The excess of the allocated purchase price over the fair value of net tangible assets acquired was recorded as goodwill in the amount of $25.7 million and is being amortized over periods of 30 years or less. In the accompanying consolidated financial statements, the allocation of the purchase price to the acquired assets and liabilities of Vogel is preliminary and may change as various studies, evaluations, and appraisals are completed under purchase accounting principles.

    The Company's pro forma unaudited results of operations for the nine months ended September 30, 1994, assuming acquisition of Vogel had occurred as of the beginning of the year, would have increased net sales by approximately $47.2 million and decreased net earnings per share by approximately $.05. Adjustments made in arriving at preliminary pro forma unaudited results of operations included additional interest expense of $.6 million related to the $17.8 million of acquisition debt at 4.5% for the first nine months, related income tax adjustments and amortization of goodwill of $.4 million. The unaudited pro forma results of operations are not necessarily indicative of results that would have been attained had the Vogel business been acquired at the beginning of 1994, nor are they consistent with management's expectation of future performance.


4. In the fourth quarter of 1994, the Company executed a restructuring plan to align its continuing global operations with management's long-term objectives. As a result, a restructuring charge of $3.5 million pre-tax and a related liability for such costs were recorded in the Company's consolidated financial statements in the fourth quarter. The restructuring plan included the downsizing of the Company's California, Netherlands, and Mexican based operations, and the consolidation of sales offices, PRO Service Centers, and other Company facilities. As a result, the related cost to exit owned and leased facilities was $1.1 million. The restructuring included the termination of 149 employees from manufacturing, selling, and general and administrative departments. The related termination benefits included in the restructuring charge were $2.4 million.

    The balance in the restructuring reserve at December 31, 1994 was $3.2 million. The following charges against the restructuring reserve were recorded in the first nine months of 1995 relating to the following components: costs to exit owned and leased facilities were $.6 million and costs of
<F50>
    termination benefits were $.5 million. Changes in economic conditions and resulting changes in business strategies may have an impact on the implementation of the restructuring plan. Presently, the Company believes the September 30, 1995 reserve balance of $2.1 million is adequate to complete the restructuring plan. The restructuring plan is currently anticipated to result in savings in the range of $2.2 million pre-tax in 1995 with annual savings estimated to be $3.3 million pre-tax in 1996 and beyond.


5.  Supplemental Schedule of Cash Flow Information (in thousands):

                                      For the nine months ended
                                  Sept. 30, 1995    Sept. 30, 1994

      Interest paid                   $ 8,013          $5,064
      Income taxes paid                11,454           9,281


6. Net income per share of common stock is based upon the weighted average number of shares of common stock and common stock equivalents outstanding during the period. No effect has been given to options outstanding under the Company's Stock Option Plans as no significant dilutive effect would result from the exercise of these options. See Exhibit XI on page 17 of 18.


7.  Inventories were as follows (in thousands):

                                   September 30,    December 31,
                                            1995            1994
                                     (Unaudited)       (Audited)

    Raw Materials                     $ 44,463        $ 40,608
    Work-in-Process                     56,181          39,895
    Finished Goods                      70,706          61,895

    Inventories Valued at FIFO         171,350         142,398
    LIFO Allowance                     (31,478)        (30,890)

    Inventories Valued at LIFO        $139,872        $111,508

<F50>
Goulds Pumps, Incorporated    Form 10-Q
Part I, Item 2

Management's Discussion and Analysis of Financial Condition and
Results of Operations


Overview

         The Company's third quarter 1995 results reflected record quarterly orders and sales levels, with earnings per share increasing 75.0% over third quarter 1994 results.

         Third quarter 1995 net sales of $191.5 million were 23.6% greater than the third quarter of 1994 and net earnings of $8.9 million increased 73.7% for the same period. Without the effect of the Company's latest acquisition, Vogel, Austria's leading pump manufacturer, sales would have increased 11.1% and net earnings would have increased 62.6% for the same period. Third quarter orders in 1995 were $199.9 million, up 24.2% over 1994 third quarter orders of $160.9 million. Without Vogel, third quarter orders would have increased 11.2% compared with the third quarter of 1994. Backlog at September 30, 1995 was a record $159.4 million, 63.2% higher than backlog of $97.7 million at September 30, 1994. Without Vogel's backlog of $30.1 million, the increase would have been 32.3%.

         For the first nine months of the year, orders of $551.2 million increased 24.5%; sales of $532.2 million increased 20.5% and net earnings of $22.6 million increased 56.6% over the first nine months of 1994. Without Vogel, orders would have increased 13.7%; sales would have increased 9.9% and net income would have increased 52.1%.

         The Company's results for the third quarter of 1995 were favorably impacted by a $.7 million pre-tax gain ($.02 per share) on the sale of the BFI barrel pump product line. The Company's third quarter 1994 financial results were negatively impacted by a $3.3 million pre-tax charge ($.10 per share) for legal and other fees related to the Company's defense of lawsuits in California alleging leaching of lead from submersible pumps. This litigation was settled in July, 1995, with $.8 million of the remaining legal reserve reversed in the second quarter of 1995.

         In September 1995, Eric L. Steenburgh joined the Company as President - Industrial Products Group. Steenburgh will report to Thomas C. McDermott, Chairman, Chief Executive Officer and President. Prior to joining Goulds, Steenburgh, 54, was President and Chief Operating Officer for Ricoh Corporation (USA), located in West Caldwell, NJ. Before joining Ricoh in 1992, he spent 27 years with Xerox Corporation, and held several senior management positions including having responsibility for all manufacturing operations worldwide.
<F50>
Goulds Pumps, Incorporated    Form 10-Q
Part I, Item 2

Management's Discussion and Analysis of Financial Condition and
Results of Operations (continued)


Results of Operations

         The increase in sales of $90.6 million in the first nine months of 1995 compared with the first nine months of 1994 is composed of a $30.3 million or a 12.7% increase in Industrial Products sector sales and a $60.3 million or a 29.8% increase in Water Technologies sector sales. Without Vogel sales, the Industrial Products sales increase would have been 4.2% over 1994. Within the sector, the Engineered Products manufacturing facility achieved record quarterly sales. This achievement reflects improvements in the throughput levels as the facility began the implementation of "focused factories", expanded its subcontracting base and hired additional production workers to meet higher levels of demand. Strong sales increases were also posted at the Vertical Products, Slurry Pump and Canadian business units for the quarter.

         Excluding Vogel's results, the Water Technologies sales increase would have been 16.6% in 1995 compared with 1994's first nine months. Leading the sector's increase was WTG-Europe (WTG-E) which achieved sales growth of 24.2% on a translated basis largely due to an expanded European sales presence.

         Third quarter sales results are discussed in the "Overview" section of Management's Discussion and Analysis above.

         Gross margin as a percentage of sales remained relatively constant at 28.7% for the first nine months of 1995 compared with the first nine months of 1994. Excluding Vogel, the Industrial Products sector gross profit percentage increased to 27.9% in 1995 from 27.3% for the first nine months of 1994, primarily due to margin improvements on a percentage basis at the PRO Shops, Mexico and Municipal Business Unit. For the first nine months of 1995, excluding Vogel, the Water Technologies sector's gross profit percentage decreased to 29.7% from 30.2% in the first nine months of 1994. Gross margins were impacted by significantly higher raw material costs in Italy due to the recent weakness of the Italian lira compared to other European currencies.

         Gross margin as a percentage of sales increased to 29.0% in the third quarter of 1995 compared with 28.6% for the third quarter of 1994. Excluding Vogel, the Industrial Products sector gross profit percentage increased to 27.2% in 1995 from 26.3% for the third quarter of 1994, primarily due to margin improvements at the Vertical Products Division, PRO Shops and the Municipal Business Unit. For the third quarter of 1995, excluding Vogel, the Water Technologies sector's gross profit percentage remained relatively constant at 31.1% compared with the third quarter of 1994. Gross margin decreases at WTG-E were offset by margin improvements at WTG-America (WTG-A) and the Company's Philippine subsidiary.
<F50>
Goulds Pumps, Incorporated    Form 10-Q
Part I, Item 2

Management's Discussion and Analysis of Financial Condition and
Results of Operations (continued)


         At the Company's Environamics subsidiary, sales levels during 1995 have been too low to cover production and operating costs, resulting in operating losses. The Company is evaluating ways to reduce the cost infrastructure of this business unit in order to eliminate the losses presently being sustained.

         As a percentage of sales, SG&A expenses were 19.8% and 19.5% for the first nine months and third quarter of 1995, respectively, compared with 19.5% and 18.1% for the same periods a year ago.
These increases reflect the impact of Vogel's SG&A expenses in 1995 at a higher percentage to sales than other Goulds locations, and SG&A costs associated with Environamics in 1995 which were classified as research and development expenses in 1994 since the division did not begin shipping products until late 1994.

         Research and development (R&D) expenses decreased 20.7% and 23.6% compared with the first nine months and third quarter, respectively, of 1994. The higher level in 1994 relates primarily to Environamics costs which were classified as R&D expenses as noted above.

         Earnings from affiliates decreased $.6 million for the first nine months of 1995 compared with the same period in 1994. This decrease is due primarily to the shift in control of Oil Dynamics, Inc. (ODI), formerly a 50%-owned joint venture, to Franklin
Electric Co. in late 1994.  In 1995, the Company's investment in
ODI, currently at 3%, is recorded under the "cost method" of accounting and therefore ODI's results are not reflected in the Company's financial statements.

         Interest expense increased $3.4 million and $1.4 million in the first nine months and third quarter, respectively, of 1995 compared with the first nine months and third quarter of 1994.
These increases were primarily accounted for by the bank and capital lease debt of Vogel assumed or incurred in connection with the acquisition, in addition to increases in WTG-E debt levels used to fund higher working capital needs.

         Interest income decreased $1.4 million and $1.7 million for the first nine months and third quarter, respectively, of 1995 compared with the same periods in 1994. During the second and third quarter 1994, WTG-E entered into and completed a short-term investment agreement whereby 8.3 billion lire were invested in Brazil. The net effect of this transaction was to increase WTG-E's "other expense" due to transaction losses on the foreign exchange of $1.7 million and increase interest income due to earnings from the investment of $1.4 million. This transaction resulted in increased profit after taxes due to tax credits available in Italy.
<F50>
Goulds Pumps, Incorporated    Form 10-Q
Part I, Item 2

Management's Discussion and Analysis of Financial Condition and
Results of Operations (continued)


         Excluding the impact of exchange losses on the 1994 WTG-E Brazilian investment discussed above, other (income) expense - net increased $2.2 million for the first nine months of 1995 compared with the first nine months of 1994. This increase was caused by the May 1994 devaluation of the Venezuelan bolivar which increased 1994 other expense by $.7 million and the positive impacts of other income items in 1995, such as the gain on the sale of the BFI barrel pump product line and Vogel customs refunds.

         The provision for income taxes represents 37.1% and 40.1% of earnings before income taxes in the first nine months of 1995 and 1994, respectively, and 37.1% and 38.2% respectively, for the third quarter of 1995 and 1994. The higher tax rate during the first nine months of 1994 was largely due to the negative tax impact associated with adjustments for Mexican accounting irregularities recorded in the first quarter of 1994. The reduction in the tax rate noted in the third quarter of 1995 compared with 1994 resulted from a favorable tax rate mix within European tax jurisdictions.

Liquidity and Capital Resources

         As reflected on the Condensed Consolidated Statements of Cash Flows, $21.2 million of cash generated by net operating activities and $4.3 millon of cash generated from financing activities combined with a $2.0 million negative translation effect were utilized to fund $20.9 million of net investing activities while increasing cash and cash equivalents by $2.6 million.

         Significant items impacting cash flow from operating activities (net of the effects of Vogel's opening balance sheet) in 1995 include a $28.4 million increase in receivables-net due to the high level of third quarter shipments, and an $8.6 million increase in inventories primarily at WTG-E to support its expanded European sales presence.

         In the first nine months of 1995, capital additions were $18.9 million. Significant projects included equipment and building additions, primarily at WTG-E. The Company expects to spend approximately $30 million in total capital expenditures for the year.

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

Management's Discussion and Analysis of Financial Condition and
Results of Operations (continued)


         Cumulative translation adjustments on the accompanying Condensed Consolidated Balance Sheet at September 30, 1995 were $9.9 million compared to $9.2 million at December 31, 1994, reflecting the weakening of the Italian lira and the Mexican peso against the U.S. dollar since the fourth quarter of 1994. Future currency devaluations could occur at some of the Company's international locations, including Venezuela. The Company evaluates on an on-going basis methods to minimize the impact of devaluations on operations and reported operating results.

         In the fourth quarter of 1994, the Company executed a restructuring plan to align its continuing global operations with management's long-term objectives. See Note 4 to the Condensed Consolidated Financial Statements for a more detailed discussion.

Environmental Matters

         During the third quarter of 1995, the Company was named as a defendant in an action brought by Seneca Meadows, Inc. and Macedon Homes, Inc. in the United States District Court for the Western District of New York (Rochester) seeking recovery of costs incurred by Seneca Meadows, Inc. in responding to environmental contamination at the Tantallo Landfill Site, located in the Town of Seneca Falls, New York and by Macedon Homes, Inc. for damages resulting from alleged contamination of certain property it owns in the vicinity of the Tantallo Landfill Site. In addition to the Company, 22 other defendants are named in the action.

         Although the Company has just commenced its investigation into the matters alleged in the complaint, the Company believes that under applicable laws it should not bear any liability for the claims of Seneca Meadows, Inc., which purchased the Tantallo
Landfill Site with full knowledge of its prior use and continued to operate that Landfill after its acquisition. The Company has no information regarding the claim of Macedon Homes, Inc., but believes, based upon applicable principles of law, that it has no liability to Macedon Homes, Inc.

         The Company has answered the complaint by denying the material allegations and asserting various affirmative defenses, cross-claims and counter-claims. The Company's investigation into the allegations in these actions is in preliminary phases, and, therefore, no reserve has been established relative to these claims.

         The Company recorded a $2.0 million provision in the fourth quarter of 1991 for estimated environmental costs to monitor and remediate  an  inactive  Company landfill site in Seneca Falls, New
<F50>
Goulds Pumps, Incorporated    Form 10-Q
Part I, Item 2

Management's Discussion and Analysis of Financial Condition and
Results of Operations (continued)

York. At September 30, 1995, the remaining reserve was $1.7 million. The remediation plan has been approved by the New York State DEC and is expected to be completed by the end of 1996. The Company does not currently expect any additional material expenses in future years associated with this site.

         Apart from issues discussed above, the Company is not currently aware of other environmental matters which would have any material impact on recurring costs, capital expenditures, or mandated expenditures.


Orders and Backlog

         For the third quarter of 1995, orders were a record $199.9 million, a 24.2% increase compared with orders for the third quarter of 1994 of $160.9 million. Without Vogel, total third quarter 1995 orders were $179.0 million or an 11.2% increase over third quarter 1994 orders levels. The increase in orders, excluding Vogel, is composed of a $9.8 million or 12.7% increase in Water Technologies orders while Industrial Products orders increased $8.3 million or 9.8% year over year.

         For the first nine months of 1995, orders of $551.2 million represented a 24.5% increase over orders of $442.6 million for the first nine months of 1994. Without Vogel, total orders for the nine months of 1995 were $503.1 million or a 13.7% increase over orders for the first nine months 1994. The increase, excluding Vogel, is composed of a $29.7 million or 14.4% increase in Water Technologies orders while Industrial Products orders increased
$30.8 million or 13.0% year over year. Industrial orders increases reflect the continued strength in the Company's core markets, especially the chemical and pulp and paper markets. Industrial repair orders jumped 21.2% for the quarter and strong overall order increases were noted in Asia-Pacific and Canada compared to the third quarter of 1994. Water Technologies orders increases for the quarter were mainly driven by the international markets, including Europe, which posted an increase of 32.1% in local currency. The U.S. residential water market continued to be relatively soft.

         Backlog increased from $97.7 million at September 30, 1994 to a record $159.4 million at September 30, 1995. Without Vogel's backlog of $30.1 million, backlog would have been $129.3 million at September 30, 1995. Excluding Vogel, Industrial Products backlog increased $25.3 million while the Water Technologies backlog increased $6.3 million from September 30, 1994 levels.
Consolidated backlog at December 31, 1994 was $113.8 million.
<F50>
Goulds Pumps, Incorporated    Form 10-Q
Part II, Item 1



                        PART II.  Other Information


Item 1.  Legal Proceedings


         See discussion above at page 13 under "Environmental Matters".

         In September 1995, the United States District Court for the Western District of New York issued an Order dismissing an action against the Company and its former Chief Executive Officer which alleged that false statements made by the Company caused the market price of its stock to inflate and in turn caused injury to the plaintiff. Judge Michael A. Telesca found that none of the Company's statements to which the plaintiff had pointed as misleading constituted a basis for a legal action.

<F50>
Goulds Pumps, Incorporated     Form 10-Q
Part II, Item 6






                       PART II.   Other Information




Item 6.  Exhibits and Reports on Form 8-K

         (a)    Exhibit XI (Earnings Per Share Computation)

         (b) Exhibit XXVII (Financial Data Schedule) filed electronically only.

         (c) No reports on Form 8-K were filed for the three months ended September 30, 1995.


<F50>
                                   EXHIBIT XI

            GOULDS PUMPS, INCORPORATED AND CONSOLIDATED SUBSIDIARIES

                       COMPUTATION OF EARNINGS PER SHARE


                                                                                   Three Months Ended     Nine Months Ended
(IN THOUSANDS,                                                                          September 30,         September 30,
EXCEPT PER SHARE DATA)                                                             1995          1994     1995         1994
a.  Net earnings - as reported                                                     $ 8,924    $ 5,139     $22,632   $14,453

b.  Decrease in interest expense (net of tax benefit) based upon issuance
    of all shares of common stock under Deferred Common Stock Agreement            $    --    $    --     $    --   $    --

c.  Restated net earnings (a + b)                                                  $ 8,924    $ 5,139     $22,632   $14,453

d.  Actual weighted average number of shares outstanding                            21,253     21,176      21,231    21,171

e.  Primary earnings per share based on actual average shares
    outstanding  (c / d) (1)                                                       $   .42    $   .24     $  1.07   $   .68

f.  Shares exercisable under outstanding options                                       663        412         672       435

g.  Proceeds assuming exercise of outstanding options                              $12,963    $ 7,736     $13,162   $ 8,259

    Reinvestment of proceeds under "Treasury Stock Method":

h.  Average market price per share during each period or market price
    at period-end (whichever is higher)                                            $ 23.00    $ 22.00     $ 23.00   $ 22.74

i.  Shares to be acquired (g / h)                                                      564        352         572       363

j.  Net increase in outstanding shares relative to stock options (f - i)                99         60         100        72

k.  Adjusted weighted average shares outstanding (d + j)                            21,352     21,236      21,331    21,243

l.  Earnings per share assuming exercise of outstanding
    options (c / k)                                                                $   .42    $   .24     $  1.06   $   .68

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



                                   GOULDS PUMPS, INCORPORATED
                                          (Registrant)




Date: November 13, 1995              /S/John P. Murphy
                                      John P. Murphy
                                      Vice President - Finance
                                      (Mr. Murphy is the Chief
                                      Financial Officer.)