Form 10-Q/A
period 1994-09-30
GOULDS PUMPS INC
filed 1995-12-11
CIK 42791

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


                          GOULDS PUMPS, INCORPORATED

                                     INDEX

                                                                 PAGE

                      PART I - FINANCIAL INFORMATION


Item 1.   Condensed Consolidated Balance Sheets -
          September 30, 1995 and December 31, 1994............      3

          Condensed Consolidated Statements of Earnings -
          Three Months Ended September 30, 1995 and 1994
          Nine Months Ended September 30, 1995 and 1994.......      4

          Condensed Consolidated Statements of Cash Flows -
          Nine Months Ended September 30, 1995 and 1994.......      5

          Notes to Condensed Consolidated Financial
          Statements..........................................    6-8


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.......   9-14

          Signature...........................................     15




          This amendment is required to correct a footing error in the Condensed Consolidated Statement of Cash Flow for the Nine Months Ended September 30, 1995 noted subsequent to filing. The footing of "Net cash applied to investing activities" was corrected and related references in Item 2 of the filing were adjusted.











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


  See Accompanying Notes to Condensed Consolidated Financial Statements.
<F50>
Condensed Consolidated Statements of Cash Flows (Unaudited)
Goulds Pumps, Incorporated

                                                   Nine Months Ended September 30,
(In thousands)                                                  1995          1994

OPERATING ACTIVITIES:
Net earnings                                                 $22,632       $14,453
Adjustments to reconcile net earnings to
  net cash provided by operations:
    Depreciation                                              20,514        18,829
    Amortization                                               1,464         1,000
    Earnings from affiliates                                      (1)         (606)
Changes in assets and liabilities, net of
  effects from acquisition:
    Decrease in deferred tax liability                          (415)         (551)
    Decrease (increase) in deferred tax asset                 (2,474)          213
    Increase in accrued taxes                                  4,160           790
    Increase in receivables-net                              (28,354)      (13,870)
    Increase in inventories                                   (8,604)       (6,965)
    Increase in trade payables, accrued
      expenses and other                                       8,147         5,061
    Other - net                                                4,523         3,124
    Net cash provided by operating activities                 21,592        21,478

INVESTING ACTIVITIES:
Capital additions                                            (18,931)      (15,121)
Collection of long-term note receivable                           --         3,024
Purchase of other assets                                      (2,509)       (3,136)
Decrease in investment of unexpended revenue bond
  funds included in other assets                                  --         2,014
Other - net                                                       99           166
   Net cash applied to investing activities                  (21,341)      (13,053)


FINANCING ACTIVITIES:
Proceeds from long-term debt                                  38,764         2,469
Payments on long-term debt                                   (18,165)         (829)
Increase (decrease) in short-term borrowings                  (4,813)        3,704
Proceeds from issuance of common stock                         1,242           431
Dividends paid                                               (12,732)      (12,701)
   Net cash provided by (applied to) financing activities      4,296        (6,926)


Effect of exchange rate changes on cash                       (1,964)          (74)

Increase in cash and cash equivalents                          2,583         1,425


Cash and cash equivalents:
  Beginning of period                                          7,374         7,153
  End of period                                              $ 9,957       $ 8,578


<F54>
See Accompanying Notes to Condensed Consolidated Financial Statements.




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

Liquidity and Capital Resources

         As reflected on the Condensed Consolidated Statements of Cash Flows, $21.6 million of cash generated by net operating activities and $4.3 millon of cash generated from financing activities combined with a $2.0 million negative translation effect were utilized to fund $21.3 million of net investing activities while increasing cash and cash equivalents by $2.6 million.

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

         The Company recorded a $2.0 million provision in the fourth quarter of 1991 for estimated environmental costs to monitor and remediate  an  inactive  Company landfill site in Seneca Falls, New
<F50>
Goulds Pumps, Incorporated    Form 10-Q/A
Part I, Item 2

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



                                   GOULDS PUMPS, INCORPORATED
                                          (Registrant)




Date: December 8, 1995               /S/John P. Murphy
                                      John P. Murphy
                                      Vice President - Finance
                                      (Mr. Murphy is the Chief
                                      Financial Officer.)