Form 10-K
period 1995-12-31
GOULDS PUMPS INC
filed 1996-03-28
CIK 42791

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

  (Mark One)
  [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 [FEE REQUIRED]
       For the fiscal year ended December 31, 1995
                                    OR
  [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
       For the transition period from.....................to...................
  Commission file number 0-684
                      GOULDS PUMPS, INCORPORATED
        (Exact name of registrant as specified in its charter)
              Delaware                                     15-0321120
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)
    300 WillowBrook Office Park, Fairport, New York              14450-4285
(Address of principal executive offices)                         (Zip Code)
Registrant's telephone number, including area code            (716) 387-6600
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

    As of February 29, 1996, 21,292,612 common shares were outstanding, and the aggregate market value of the common shares of Goulds Pumps, Incorporated held by non-affiliates was approximately $460 million, based upon figures reported in the Company s Proxy Statement.

                    DOCUMENTS INCORPORATED BY REFERENCE
    Proxy Statement for Annual Meeting of Stockholders to be held on May 1, 1996 (Proxy Statement). See Part III of this Form 10-K Annual Report for portions incorporated by reference.




<F50>
                        GOULDS PUMPS, INCORPORATED

                             TABLE OF CONTENTS

                                                                      Page

                                  PART I

Item 1. Description of  Business.............................         3 - 8

        Executive Officers...................................         9

Item 2. Description of Properties............................        10

Item 3. Legal Proceedings....................................        10

Item 4. Submission of Matters to a Vote of Security Holders..        10


                                  PART II

Item 5. Market for Registrant's Common Equity and
        Related Stockholder Matters.........................         11

Item 6. Selected Financial Data..............................        12

Item 7. Management's Discussion and Analysis of Financial
        Condition and Results of Operations..................        13 - 20

Item 8. Financial Statements..................................       21 - 44

Item 9. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure...................       45


                                  PART III

Item 10.  Directors and Executive Officers of the Registrant....      45

Item 11.  Executive Compensation................................      45

Item 12.  Security Ownership of Certain Beneficial Owners
        and Management..........................................      45


Item 13.  Certain Relationships and Related Transactions........      45

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K..................................       45 - 66

          Signatures...........................................       67 - 68

<F50>
                                  PART I

ITEM 1.   DESCRIPTION OF BUSINESS

(A)  General Development of Business

          Goulds Pumps, Incorporated (the Company ) started business in 1848 and was later incorporated in 1864 under the laws of New York State as Downs & Co. Manufacturing Company. In 1869, the Company's name was changed to The Goulds Manufacturing Company and in 1926 the name was changed to Goulds Pumps, Incorporated. Effective December 31, 1984, the Company was reincorporated under the laws of the State of Delaware by virtue of a merger transaction. In December 1994, the Company moved its Corporate headquarters from Seneca Falls, New York, to Fairport, a suburb of Rochester, New York.

          Goulds Pumps, Incorporated designs, manufactures and services pumps, motors and accessories for industrial, agricultural, commercial and consumer markets. Industrial markets account for approximately 53% of the Company's sales. These include: chemical, petrochemical, energy, refining, pulp and paper, utilities, mining and municipal, including waste water treatment systems. The remaining sales, representing approximately 47% of the Company's business, include pumps, motors and accessories for home water and sewage systems, agricultural irrigation and commercial uses.


(B)  Financial Information About Industry/Market Segments

         Financial information about market segments is contained in Note 15 (Major Market Segment Information) on page 43 of this Annual Report on Form 10-K.

(C)  Narrative Description of Business

     Overview

         The Company designs, manufactures and services pumps, motors and accessories for the industrial, agricultural, commercial and consumer markets. The Company's pumps are manufactured for a broad range of uses in the chemical, petrochemical, energy, refining, pulp and paper, utilities, mining, and municipal industries, home water and sewage systems, agricultural irrigation and other commercial applications.

         The Company is organized into two sectors: Industrial
         Products ("IP") and Water Technologies ("WT").

     Industrial Products

         The Industrial Products sector represented approximately 53% of the Company's sales and 23% of operating earnings for 1995 after recording a restructuring charge of $19.2 million for the transfer of Environamics and the wind down of manufacturing at the Company's Venezuelan location. Excluding these restructuring charges, the Industrial Products sector would have represented 48% of the Company s operating earnings for 1995. The types of pumps manufactured for customers served by the Industrial Products sector include end-suction, double-suction, multistage, axial flow, vertical turbine, sump and slurry pumps to meet a wide variety of needs in the industrial and municipal markets including pumps designed for API and ANSI standards. The Company manufactures pumps from nonmetallic materials for applications where metal alloys are unsatisfactory or prohibitively expensive. The Company's vertical industrial turbine pumps are used throughout industries where space limitations or unsatisfactory suction conditions make the use of horizontal pumps impractical. The Company's slurry pumps serve the alumina and phosphate mining and minerals markets. Abrasion resistant pumps are manufactured for mining, utility and steel mill applications. The Company's Pump Repair and Overhaul ( PRO ) Service Centers play a role in customer service by rebuilding and repairing pumps and other rotating equipment produced by any manufacturer. The Company currently operates five PRO Service Centers domestically, three in Canada, one in Thailand, and one in Venezuela.
<F50>
         The Company has a repair parts service organization to assist customers in its key industrial areas of the United States. Service representatives provide emergency service and technical advice on a 24-hour basis.

         In 1995 IP posted sales of $377.4 million, an increase of $54.1 million or 16.7% compared to 1994 results. IP sales improvements were attributable principally to the December 1994 acquisition of Pumpenfabrik Ernst Vogel AG (Vogel), which added $29.7 million in sales in 1995, and higher shipments at the Engineered Products, Canadian, and Vertical Products business units. These increased shipments resulted primarily from strong demand in the pulp and paper and chemical markets.

         The Company's industrial sales organization markets pumps for U.S. industrial users through direct sales offices, independent sales representatives, and distributors. The services of the independent representatives and distributors are used in geographic areas where it is not economical to maintain a direct branch office and in some of the large metropolitan areas where they supplement branch personnel in servicing specialized markets. The Company employs approximately 65 sales engineers nationwide in its branch sales offices and has 41 distributors and representatives.

     Water Technologies

         The Water Technologies sector represented approximately 47% of the Company's sales and 77% of operating earnings for 1995. This disproportionate amount of operating earnings is attributable to the Industrial Products sector's 1995 restructuring charges. Excluding the restructuring charges, Water Technologies would have represented 52% of the Company's operating earnings for 1995. The WT sector manufactures and sells water pump systems, which include pumps, motors, pressure tanks and related accessories, used to supply water for farms, single and multiple family residences, office buildings, restaurants and other commercial uses, and municipal water supply and sewage treatment facilities. A commercial line of pumps is manufactured and sold for light industrial applications and OEM applications.
         In addition, sump, effluent and sewer pumps (SES) are manufactured and used in de-watering and sewage ejection applications. Submersible and deep-well turbine pumps are used for irrigation and other agricultural services. The Company believes it is the largest manufacturer of home water pump systems in the world.

         The home water systems market presently accounts for 45% of WT sales. This market is influenced by general economic conditions and the weather.
<F50>
         In 1995, WT posted sales of $341.4 million, an increase of $79.2 million or 30.2% above 1994 results. WT sales were at record levels for the year and for the fourth quarter of 1995. Sales in the WT sector rose as a result of the Vogel acquisition, which accounted for $33.5 million of the increase, and generally increased sales in Europe and North America. Excluding Vogel, WT sales in Europe rose $22.2 million primarily as a result of an increased sales presence and new products. Sales of WT products in North America increased $7.8 million in 1995 mainly due to the growing market acceptance of recently introduced products.

         The Company's agricultural pumps and domestic water systems pumps manufactured by WT are marketed in the United States through the WT-America sales force. The Company employs approximately 50 WT-America field sales force persons to call on approximately 500 distributors throughout the country. These distributors, primarily plumbing, heating and pump specialty wholesalers, sell to and service nearly 8,000 Goulds Pumps Dealers Association members.

     Joint Ventures

         The Company as of December 31, 1995 had a joint venture agreement with Nanjing Deep Well Pump Works of Nanjing, China to produce agricultural vertical turbine pumps in China, through a separate corporation, Nanjing Goulds Pumps Limited, Co., for sale worldwide. In January 1996, the Company gained a controlling interest in this company by investing an additional $1.4 million. This investment increased the Company's ownership from 45% to 62%. The Company will begin to consolidate the financial results for this affiliate in 1996.

(D)  General

     Competition

        The Company is one of the largest manufacturers of pumps in the United States. There are few competitors in the industrial sector in the United States which carry a diversified product line with a broad service network comparable to that of the Company.

        The Company competes principally on the basis of product performance, quality, service and price. The Company enjoys the reputation as a "quality" pump manufacturer with a complete repair parts service. It believes it can strengthen its present competitive position by continuing to improve its customer service levels and manufacturing equipment and processes, by designing and developing new and improved products, by maintaining strategically located parts distribution centers and PRO Service Centers and by promoting the efforts of its sales force in the world market.

        The pump industry is highly competitive with numerous competitors in the field. Some competitors are divisions of large corporations while others are companies with a limited product line.

    Product Development

        The Company is committed to the ongoing development of new products and improvement of existing products. Research and development expenditures amounted to $8.2 million, $10.6 million, and $7.2 million for the years ended December 31, 1995, 1994, and 1993, respectively.
<F50>
        Research and development ( R&D ) expenses in 1995 decreased 22.1% compared to 1994 spending levels. In 1994, the higher level of R&D expenses was related to Environamics, where all costs were charged to R&D prior to the first product shipments in late 1994.

   International Operations


        Financial information about foreign operations and export sales is included in Note 15 (Major Market Segment
        Information) on page 43 of this Annual Report on Form 10-K.

        The Company has manufacturing or assembly operations in Italy, Austria, Canada, Mexico, Singapore, South Korea, Venezuela, the Philippines and China. Sales by foreign affiliates were approximately $253 million, $157 million, and $152 million for 1995, 1994 and 1993, respectively. The largest international subsidiary, Goulds Pumps Europe B.V. has wholly-owned subsidiaries in Italy, the United Kingdom, Austria, France, Belgium, Ireland, Slovenia, and The Netherlands, and majority-owned subsidiaries in Denmark, Portugal, and Germany. The Italian subsidiary, Lowara S.p.A., fabricates stainless-steel pumps which are sold worldwide and has recently introduced several key new products with significant growth potential. Vogel, the Company's Austrian operation, produces pumps for medium- and heavy-duty water systems and industrial applications. The Canadian operation includes a manufacturing facility in Cambridge, Ontario, for water systems products and for industrial products, as well as sales offices in Montreal, Vancouver and Calgary. The Philippines subsidiary manufactures residential and agricultural water systems pumps. The Mexican operation manufactures various pumps for industrial and agricultural applications. The Korean operation is an assembly and testing facility which provides support to customers in the Asia Pacific region. The Netherlands operation is a distribution site for industrial products. The Singapore operation is an assembly and distribution site for both IP and WT products serving the Asia Pacific region. The China operation manufactures agricultural vertical turbine pumps for sale worldwide.

        The international sales efforts of the Company's employees are supplemented by local sales representatives. Offices to support foreign sales have been established in Fort Lauderdale, Florida; Singapore, Republic of Singapore; Cairo, Egypt; Athens, Greece; Waardenburg, Netherlands; Dammam, Saudi Arabia; Bombay, India; Santiago, Chile; Southampton, England; Beijing, China; Taipei, Taiwan; Lima, Peru; Tokyo, Japan; Seoul, South Korea and Hong Kong. In addition, the foreign operations maintain sales personnel to market their respective products.

        Export sales from the United States were $69 million in 1995, $58 million in 1994, and $62 million in 1993. The
        Company's export sales are distributed throughout the world without concentration in any one geographic region.

     Raw Materials

        The principal raw materials essential to manufacturing pumps are nickel, iron, bronze and stainless steel. These are used more specifically in the manufacture of castings produced in the Company's three foundries. These internal foundries supply most stainless steel and hard iron castings to the Company's machining locations, thus reducing the need to purchase these products from external suppliers.
<F50>
        In addition, sheets of stainless steel are used in various stamping processes. Other components such as drivers, ball bearings and mechanical seals, along with bar stock for shafts, are purchased from several suppliers.

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

     Employee Relations

       The Company presently employs approximately 4,900 people. Approximately 1,260 employees are covered under union contracts stipulating rates of pay, hours of employment and other conditions of employment. During the second quarter of 1995, the Company successfully negotiated an early settlement of new four-year contracts with the 800-member United Steelworkers Local Union #3298 covering the Company s two largest business units located in Seneca Falls, New York.

       Approximately 2,800 persons are employed domestically while approximately 2,100 persons work at foreign affiliate locations.

     Seasonal Business

       The Company operates at its lowest level during the first and last quarter of each calendar year due primarily to the Water Technologies market decline in winter months. The Industrial Products sector of the Company is not a seasonal business.

    Environmental Considerations

       In 1995, a legal action was filed against the Company and 21 other defendants in the United States District Court for the Western District of New York (Rochester) by two plaintiffs seeking damages for environmental contamination at or near an inactive landfill site in Seneca Falls, New York. The Company's investigation into the allegations in these actions is in its preliminary phases. The Company believes that under applicable laws it should not bear any liability to one of the claimants, the current landfill owner, who purchased the property with full knowledge of its prior use and continued to operate it thereafter. In addition, the Company believes that there is little reasonable likelihood of material liability to the other claimant at this stage of investigation, based upon considerations of the damages claimed, nature of contamination and the existence of other financially viable co-defendants, and after reviewing applicable legal principles. The Company has answered the complaint by denying the material allegations and asserting various affirmative defenses, cross-claims and counter-claims. The Company intends to vigorously defend this litigation, but no assurance can be given as to the ultimate outcome of such litigation or its impact on the Company.
<F50>
       In 1994, complaints were filed against the Company in California and Washington alleging unlawful discharge of lead into drinking water sources. Additionally in 1994, a class action complaint was filed principally alleging violations of federal securities laws. As a result of these complaints, a pre-tax charge of $3.5 million was recorded by the Company in that year for legal and other fees related to these lawsuits. During 1995, all litigation related to these complaints was resolved, and the Company reversed the remaining reserve of $0.9 million.

       The Company recorded a $2.0 million provision in 1991 for estimated costs to monitor and remediate an inactive Company landfill site in Seneca Falls, New York. At December 31, 1995, the remaining reserve was $1.7 million. The remediation plan has been approved by the New York State Department of Environmental Conservation and is expected to be completed by the end of 1996. The Company currently believes that the reserve associated with this site is sufficient to absorb any future costs.

       Apart from issues discussed above, the Company is not currently aware of any other environmental matters which would be reasonably likely to have a material impact on recurring costs, capital expenditures, or mandated expenditures.

       Although the Company is unable to predict what legislation or regulations may be adopted or enacted in the future with respect to environmental protection and waste disposal, existing legislation and regulations have had no material adverse effect on its capital expenditures, earnings or competitive position. Capital expenditures for property, plant and equipment for environmental control were not material during 1995 and are not anticipated to be material in 1996 or 1997.

     Patents and Trademarks

      Although the Company owns several beneficial patents, none are considered to be material to its operations. The Company believes its trademark "Goulds" is of importance worldwide, since its products have been sold and used for almost 150 years.

     Backlog

          Backlog exists primarily in the Industrial Products sector. The Water Technologies sector maintains minimal backlog levels since products are normally shipped within two weeks after receipt of a customer order. The backlog of orders was $140.3 million at February 29, 1996, an increase of $18.6 million from February 28, 1995 levels. This increase is due principally to the Vogel Acquisition.
<F50>
                            EXECUTIVE OFFICERS


Name                Age       Present Office and Experience


M. A. Lambertsen     56 Vice President - Human Resources since December
                        1991; previously Vice President of Human Resources of Fisher-Price, Inc., 1978-1991.



T. C. McDermott      59 Chairman of the Board since 1995 and Chief
                        Executive Officer and President since June 1994; Director since 1988; previously, a Director and President and Chief Operating Officer of Bausch & Lomb, Inc. 1986-1993.



J. P. Murphy         49 Vice President - Finance and Chief Financial
                        Officer since August 1993; previously Executive Vice President and Chief Financial Officer of Westcan Chromalox, Inc., 1991-1993; Vice President-Finance and Administration and Chief Financial Officer of Hamilton Beach, Inc., 1986-1991.



J. J. Scanlon        61 Vice President and President - Asia Pacific
                        effective January 1, 1996; previously Vice
                        President - Asia Pacific.  Joined the Company in
                        1959.



E. L. Steenburgh     54 Senior Vice President and President - Industrial
                        Products since September 1995; previously,
                        President and Chief Operating Officer of Ricoh Corporation, 1992 - 1995. Before joining Ricoh, he spent 27 years with Xerox Corporation, and held several senior management positions including having responsibility for all manufacturing operations worldwide.


M. T. Tomaino        58 Vice President, General Counsel and Secretary
                        since July 1995; previously a Partner of the law firm Nixon, Hargrave, Devans & Doyle, 1971 - 1995.



F. J. Zonarich       50 Vice President and President - Water Technologies
                        since December 1989.




No family relationship exists between any of the above executive officers. The normal term of office for all executive officers listed above runs from one Annual Meeting of Stockholders of the Company to the next, or approximately one year
<F50>
ITEM 2.  DESCRIPTION OF PROPERTIES

The Company leases its Corporate headquarters in Fairport, New York. The two largest domestic manufacturing facilities are located in Seneca Falls, New York. Other domestic manufacturing facilities are also located in Baldwinsville, NewYork; Ashland, Pennsylvania; Lubbock and Slayton, Texas; and City of Industry, California. An assembly, shipping, and receiving facility for water systems is maintained in Auburn, New York. The Company s largest internationalmanufacturing plant is located in Italy. Other international manufacturing facilities are currently located in Austria, Canada, Mexico, Singapore, South Korea, China and the Philippines. Goulds Pumps Europe maintains subsidiaries which are located in Italy, Germany, Belgium, Denmark, Portugal, France, Ireland, the Netherlands, and the United Kingdom.

Substantially all manufacturing sites are owned, and most sales offices, warehouses and service facilities are leased. The Company maintains warehouses or distribution centers for inventories of pumps and parts sold to industrial users in Chicago, Illinois; Memphis, Tennessee; Houston, Texas; Baton Rouge, Louisiana; Fairfield, New Jersey; Huntington, and West Virginia. The Company maintains regional warehouses to keep inventories of water pump systems and deep-well turbine components readily available in the vicinities of Chicago, Illinois; Orlando, Florida; Fresno, California; Memphis, Tennessee; Melbourne, Australia; Waardenburg, the Netherlands and Singapore, Republic of Singapore.

During the five years ended December 31, 1995, the Company invested approximately$165 million in capital improvements, primarily relating to upgrades in machinery and equipment. Management believes that the Company's facilities are well maintained and adequate for its operations.

ITEM 3.  LEGAL PROCEEDINGS

In 1995, a legal action was filed against the Company and 21 other defendants in the United States District Court for the Western District of New York (Rochester) by two plaintiffs seeking damages for environmental contamination at or near an inactive landfill site in Seneca Falls, New York. The Company's investigation into the allegations in these actions is in its preliminary phases. The Company believes that under applicable laws it should not bear any liability to one of the claimants, the current landfill owner, who purchased the property with full knowledge of its prior use and continued to operate it thereafter. In addition, the Company believes that there is little reasonable likelihood of material liability to the other claimant at this stage of investigation, based upon considerations of the damages claimed, nature of contamination and the existence of other financially viable co-defendants, and after reviewing applicable legal principles. The Company has answered the complaint by denying the material allegations and asserting various affirmative defenses, cross-claims and counter-claims. The Company intends to vigorously defend this litigation, but no assurance can be given as to the ultimate outcome of such litigation or its impact on the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders during the fourth quarter of 1995.
<F50>
                                  PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY SECURITIES AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded in the NASDAQ National Market System under the symbol GULD. Quarterly high and low bid information reported by NASDAQ National Markets System and related dividend information for the past two years of the Company is set forth below:

         Market value per share
                           1995                            1994
         Quarter      High      Low       Quarter     High      Low

         1st        $24.25   $19.63       1st       $26.50   $22.00

         2nd        $25.50   $20.38       2nd       $24.38   $19.38

         3rd        $23.63   $21.00       3rd       $22.75   $19.38

         4th        $26.00   $22.63       4th       $23.38   $19.13

         Year       $26.00   $19.63       Year      $26.50   $19.13


         Dividend paid per common share
         Quarter    1995          1994

         1st        $.20          $.20

         2nd        $.20          $.20

         3rd        $.20          $.20

         4th        $.20          $.20

         Year       $.80          $.80

The approximate number of holders of the Company's common stock as of February 29, 1996 was 4,988.

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

There are no dividend restrictions which materially limit the Company's current ability to pay dividends.
<F50>
ITEM 6.     SELECTED FINANCIAL DATA

Five-Year Summary of Financial Data
Goulds Pumps, Incorporated
(Dollars in millions except per share data)

OPERATIONS                                          1995     1994     1993      1992      1991
Net sales                                         $718.8   $585.5    $555.7   $558.9    $566.6

Gross profit                                       204.7    167.1    156.3     173.3     175.9

Interest expense                                    11.4      6.6      5.4       5.0       6.4

Earnings from continuing operations before
  income taxes, extraordinary charge, and
  cumulative effect of accounting changes           25.1     29.6     34.4      35.8      51.3

Earnings from continuing operations before
  extraordinary charge and cumulative effect
  of accounting changes                             18.1     18.2     23.5      21.8      31.3

Extraordinary charge                                  --       --       --        --       (.6)

Cumulative effect of accounting changes               --       --     (1.0)    (29.7)       --

Net earnings (loss)                                 18.1     18.2     22.5      (7.9)     30.7


COMMON STOCK
Number of stockholders at year-end                 4,988    5,276    5,555     5,902     6,461

Average shares outstanding
  (in thousands)                                  21,240   21,175   21,126    21,027    20,781

Net earnings (loss) per share:
  Continuing operations before extraordinary
    charge and cumulative effect of accounting
    changes                                       $  .85   $  .86   $ 1.12    $ 1.04    $ 1.51
  Extraordinary charge                                --       --       --        --      (.03)
  Cumulative effect of accounting changes             --       --     (.05)    (1.42)       --

Net earnings (loss) per share                        .85      .86     1.07      (.38)     1.48

Dividends per share                                  .80      .80      .80       .80       .80

Stockholders' equity per share                      8.94     9.03     8.85      9.15     10.51

Market value per share-low                         19.63    19.13    21.25     20.00     18.00
                      -high                        26.00    26.50    26.75     29.38     26.00


Five-Year Summary of Financial Data (Cont'd.)
(Dollars in millions except per share data)

FINANCIAL DATA                      1995     1994     1993     1992      1991

Capital additions               $  33.5  $  28.1  $  24.7  $  40.0   $  38.8

Depreciation                       26.0     24.9     24.8     23.8      22.8

Property, plant and equipment
-net                              173.3    152.8    149.0    154.6     140.8

Working capital                   106.9    116.8    109.7    122.1     122.1

Debt (including short-term)       133.1     89.1     87.4     65.3      64.2

Total assets                      554.0    457.2    438.5    418.8     395.9

Stockholders' equity              190.3    191.3    187.2    192.8     219.3

Debt to equity %                   69.9     46.6     46.7     33.9      29.3

Continuing operations before extraordinary
  charge and cumulative effect of accounting
  changes:
    Return on average stockholders'
                   equity %        9.3      9.5    12.4       9.6      14.6

    Return on average capital %    7.7      7.6     9.7       8.0      11.2

Number of employees at year-end  4,900    4,200   4,100     4,300     4,350

<F50>



Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis reviews the Company's operating results for each of the three years in the period ended December 31, 1995, and its financial condition at December 31, 1995. The focus of this review is on the underlying business reasons for significant changes and trends affecting our sales, net earnings, and financial condition. This review should be read in conjunction with the accompanying consolidated financial statements.

     In an effort to give investors a well-rounded view of the Company's current condition and future opportunities, this Annual Report on Form 10-K includes forecasts by the Company's management about future performance and results. Because they are forward-looking, these forecasts involve uncertainties. They include risks of increases in manufacturing costs; market acceptance of or preference for the Company's products; competitive forces; the impact of, and changes in, government regulations, such as trade restrictions or prohibitions, import and other charges or taxes; changes in global demand for pumps and pump-related products; availability of the Company's products; cyclicality of industries to which the Company markets certain of its products; general economic factors in markets where the Company's products are sold, manufactured or marketed; technological factors; and other factors discussed in the Company's filings with the Securities and Exchange Commission.

OVERVIEW

   The financial results for Goulds Pumps in 1995 reflected solid growth with a continuing focus on businesses that are strategic and can enhance
profitability.    Strong demand in domestic markets that resulted from core
market strength and impressive growth in the Asia Pacific markets served to improve the Company's profitability from continuing operations in 1995. Consolidated sales rose 22.8% to a record $718.8 million for the year which included first year results from Austria s leading pump manufacturer, Pumpenfabrik Ernst Vogel GmbH (Vogel), which the Company acquired late in 1994. Both the Industrial Products (IP) and Water Technologies (WT) sectors showed strong sales growth during the year. Orders in 1995 set a record at $729.2 million, an increase of 21.8% over 1994 orders of $598.6 million. Net income was $18.1 million, down 0.7% from 1994's net income of $18.2 million. Reported earnings per share were $.85 for 1995, down slightly from 1994's reported results of $.86. Included in the 1995 results was a one-time restructuring charge of $10.6 million after taxes, or $.50 per share, that primarily reflected the Company's decision to transfer ownership of its 100%-owned subsidiary, Environamics Corporation, and to wind down its Venezuelan manufacturing activities. Excluding restructuring charges in both years, earnings per share would have been $1.35 in 1995 compared with $.96 in 1994, or an increase of 40.6%.

   Several key events occurred during 1995 that significantly impacted the Company, both organizationally and financially. These events are highlighted below:

   . During 1995, the Company's management team was strengthened with the addition of several key people. In particular, Eric L. Steenburgh, who came with 27 years of experience at Xerox Corporation and had most recently been President and Chief Operating Officer for Ricoh Corporation (USA), joined the Company as Senior Vice President and President - Industrial Products; Richard White, previously Managing Director for Marley Cooling Tower Company in Australia, was brought on as Managing Director - Asia Pacific; Douglas Bingler, with over
        20 years of pump industry experience, was hired as President - Water Technologies-America; R. Scott Myers was appointed as General Manager
        - Industrial Products-Canada, coming from Foulis Group Ltd. where he
<F50>
        was President; William Murff, formerly with Empresas Lanzagorta, S.A. de C.V. in Mexico, joined the Goulds team as President - Goulds Pumps Latin America; Richard C. Duffy was named Staff Vice President - Corporate Development after having been with the Company for several years in other capacities, most recently as Vice President, Marketing and R&D; Cary G. Schmiedel, formerly Director - Corporate Financing, International and Domestic Treasury Operations at Eastman Kodak Company, was appointed as Corporate Treasurer; and Michael T. Tomaino was elected as Vice President, General Counsel and Secretary, previously a partner at the law firm of Nixon, Hargrave, Devans & Doyle. In January 1996, J. Kevin Kilbane, formerly President - Engineered Pump Group with Ingersoll Dresser Pump Company, rejoined Goulds Pumps as President - Goulds Pumps Europe. Management believes that the Company's ability to succeed in the years ahead will be significantly enhanced with the addition of these individuals.

   . The Company continued to develop a regional management structure during 1995. This regionalization focused on enhancing the Company's presence in the Asia/Pacific region, and also resulted in the formation of a Latin American region headquartered in Mexico.

  . In December 1995, the Company decided to close its manufacturing activities in Venezuela and write off a significant portion of its related investment. This decision was driven by the operation's lack of profitability over the last several years, compounded by uncertain economic conditions in the country. The Company will continue to maintain a strategic presence in Venezuela by operating a pump repair and overhaul (PRO) Service Center, as well as certain sales offices.

   . Also in December 1995, the Company transferred the ownership of its 100%-owned subsidiary, Environamics Corporation, to that company's then current management. Environamics, which had been expected to break even in 1994 and 1995, posted a pre-tax loss of approximately $3.0 million in each year, primarily due to a later than expected product introduction in 1994 and lower than expected sales in 1995. The Company anticipated that these lower sales levels would have continued and that significant additional investment would have been required. This action resulted in a $13.7 million pre-tax charge, or $8.9 million after taxes.


Analysis of Operations
(Dollars in millions)
                                                                   % Change
                                                            1995 vs.  1994 vs.
                              1995       1994       1993       1994      1993

 Net sales                   $718.8     $585.5     $555.7       22.8%   5.4%



Net Sales

     The increase in total net sales of $133.3 million in 1995 compared with 1994 is composed of a $79.2 million increase, or 30.2%, in Water Technologies sales while Industrial Products sales increased $54.1 million, or 16.7%. Over the past several years, the Company s net sales have reflected an increasing proportion of WT products. This is evidenced by the fact that the WT sector comprised 47% of total net sales in 1995, compared with 38% in 1990.
<F50>
    IP sales increased $54.1 million due to the recently acquired Vogel business, which added $29.7 million in 1995, and higher shipments at the Engineered Products, Canadian, and Vertical Products business units. These increased shipments resulted primarily from strong demand in the pulp and paper and chemical markets.

     WT sales were at record levels for 1995 totaling $341.4 million, a 30.2%
increase over 1994 s sales of $262.2 million.   Sales in the WT sector rose as
a result of the Vogel acquisition, which accounted for $33.5 million of the increase, and generally increased sales in Europe and North America. Excluding Vogel, WT sales in Europe rose $22.2 million primarily as a result of an increased sales presence and new products. Sales of WT products in North America increased $7.8 million in 1995 mainly due to the growing market acceptance of recently introduced products.

     In 1994, consolidated net sales of $585.5 million represented an increase of $29.8 million, or 5.4%, compared with 1993. IP sales increased $7.2 million in 1994 over 1993 led by higher sales activity at the Engineered Products business unit. WT's 1994 sales increased $22.6 million compared with 1993 as a result of increases in all WT operating units.

Costs and Expenses
                                                     As a % of Net Sales
                                                1995        1994        1993

      Gross profit                              28.5%       28.5%       28.1%
     Selling, general and
         administrative expenses                20.1%       20.1%       20.7%
     Research and development expenses           1.1%        1.8%        1.3%


     Consolidated gross profit as a percentage of net sales in 1995 remained constant with 1994 at 28.5%, despite higher raw material costs in Europe and manufacturing issues in the Industrial Products sector that were offset by general price increases and manufacturing efficiencies in Water Technologies. IP's gross profit percentage for 1995 decreased slightly to 27.3% from 27.5% a year ago. This decrease was the result of competitive pricing pressures and manufacturing issues that temporarily affected throughput and lead times adversely during the year. WT's gross profit percentage improved slightly to 29.9% in 1995, compared with 29.7% for 1994. This improvement resulted mainly from margin increases in WT s North American operations, primarily related to a shift in product mix and benefits gained from manufacturing efficiencies.

     Selling, general and administrative (SG&A) expenses in 1995 as a percentage of net sales were unchanged from the prior year. Higher SG&A expenses at Vogel, as well as other European operations, prevented the overall percentage from decreasing. Without Vogel, SG&A expenses as a percentage of net sales would have been 19.7% in 1995. The 1994 costs included a charge of $1.5 million primarily related to the resignation of the Company s former President and Chief Executive Officer.

     Research and development (R&D) expenses in 1995 were $8.2 million, a decrease of 22.1% from 1994. In 1994, the higher level of R&D expenses was related to Environamics, where all costs were charged to R&D prior to the first product shipments in late 1994.

Restructuring Charges

     In December 1995, the Company recorded a pre-tax restructuring charge of $18.5 million. This charge resulted from the Company's decision to transfer its ownership interest in Environamics Corporation to that company's management and to wind down the manufacturing operation in Venezuela, impacting the Company's investment in this subsidiary. The charges associated with these items amounted to $19.7 million and were offset in part by a $1.2 million reversal of a portion
<F50>
of the previous year s restructuring charge. This reversal was due to lower than expected severance costs in California and the Netherlands. Environamics was transferred to two senior managers from whom the business had been purchased, resulting in a $13.7 million pre-tax charge. The decision to dispose of Environamics came after losses of approximately $3.0 million pre-tax were recorded in both 1994 and 1995. The Company believed that further losses were likely to occur in 1996, and that substantial additional investment would be required. Net sales for Environamics in 1995 were $3.1 million.

     The decision to close the manufacturing activities in Venezuela resulted in a $6.0 million pre-tax charge in 1995. The Company had sustained losses in almost every year since 1990, when it took ownership of the operation, including a 1995 pre-tax loss of $3.1 million. These losses, coupled with an uncertain economic climate in Venezuela greatly exacerbated by high inflation and a significant devaluation of its local currency, prompted the Company to wind down this operation. Once current orders are completed in the first half of 1996, this significantly downsized business unit will operate as a PRO Service
Center. The Company will also maintain its presence in the country with certain sales offices. Shipments will continue to be made into Venezuela from the Company's other manufacturing facilities. The termination of approximately 50 employees was included in the restructuring charge. Of the total $19.7 million of restructuring charges related to Environamics and Venezuela in 1995, $18.3 million related to other exit costs (including the write-off of previous investments) and $1.4 million related to termination benefits.

     In the fourth quarter of 1994, the Company recorded an initial pre-tax restructuring charge of $3.5 million and a related liability for such costs.
The restructuring plan included the downsizing of the Company's California, Netherlands, and Mexican based operations, and the consolidation of sales offices, PRO Service Centers, and other Company facilities. As stated above, $1.2 million of the 1994 restructuring charge was reversed in the fourth quarter of 1995 due to lower than expected outsourcing in California and the transfer of certain Netherlands employees to other Goulds Pumps European operations. The restructuring included the termination of 126 employees. Net of the 1995 reversal, the related costs to exit facilities were $1.1 million and termination benefits were $1.2 million. Through year-end 1995, the Company has recorded $0.7 million in exit costs and $0.9 million in termination costs against the liability. The balance in the restructuring reserve at December 31, 1995 was $0.7 million. The restructuring plan has resulted in savings of approximately $1.5 million to $2.0 million pre-tax in 1995, with a similar level of savings estimated to be realized in 1996.

Other Income and Expenses
(Dollars in millions)

                                                               % Change
                                                           1995 vs.  1994 vs.
                             1995       1994        1993       1994      1993


  Earnings from affiliates  $  --      $(0.5)     $(4.6)    (100.0)%   (89.1)%
  Interest expense           11.4        6.6        5.4       72.7 %    22.2 %
  Interest income           (1.8)      (3.0)      (1.9)     (40.0)%     57.9 %
  Other (income) expense
 - net                      (0.4)      (0.7)       0.6      (42.9)%    216.7 %


     Earnings from affiliates decreased $0.5 million in 1995 from 1994 due to the shift in control of Oil Dynamics, Inc. (ODI) to Franklin Electric Co. in late 1994. This affiliate had formerly been a 50%-owned joint venture with Franklin Electric. The Company's investment, which was reduced to a 3% ownership interest, is now recorded under the cost method of accounting. Prior to this change in control, the Company's proportionate share of ODI's earnings had been reflected as income. The Company's share of ODI's earnings in 1994
<F50>
declined by $4.0 million due mainly to a substantial decrease in ODI's 1994 sales to Russia that resulted from a lack of financing availability in Russia.

     Interest expense rose $4.8 million in 1995 mainly as a result of bank and capital lease debt assumed or incurred in connection with the Vogel acquisition. In addition, WT-Europe debt levels increased in order to fund higher working capital needs. The $1.2 million increase in interest expense in 1994 from 1993 was due to higher interest rates and overall higher debt levels.

     Interest income in 1995 decreased $1.2 million from 1994, while 1994's interest income reflected a $1.1 million increase over 1993. These changes resulted primarily from a short-term investment arrangement in 1994 which increased interest income in that year by $1.4 million.

     Year-over-year comparisons of other (income) expense - net are affected by a 1994 pre-tax curtailment gain of $4.2 million resulting from the revision to the Company's non-union eligibility requirements for certain employee benefits (see Note 9 in Notes to Consolidated Financial Statements for additional information) and a $1.7 million charge in 1994 due to foreign currency transaction losses on 1994 short-term investment arrangements entered into by WT-Europe. Excluding these items, other (income) expense - net improved $2.2 million in 1995 over 1994 mainly as a result of transaction and translation losses that occurred in 1994 resulting from significant devaluations of the Venezuelan bolivar.


Income Taxes


                                                 1995       1994       1993

  Effective tax rate                            28.0%      38.6%      31.5%


     In 1995, the effective tax rate decreased significantly as a result of a fourth quarter international tax restructuring strategy and tax benefits associated with the Venezuelan restructuring charge. The low 1993 effective tax rate was due to a non-recurring cumulative adjustment to deferred taxes associated with tax code changes and the implementation of the corporate European tax restructuring.


Return on Equity

     The return on average stockholders' equity in 1995 decreased to 9.3% from 9.5% in 1994 and 12.4% in 1993. The decreases in both years are primarily a result of lower net earnings, which were significantly impacted by the restructuring and environmental litigation charges. Excluding restructuring charges, the returns on average stockholders equity were 14.7%, 10.6% and 12.4% in 1995, 1994 and 1993, respectively.


Liquidity and Capital Resources

     As reflected in the consolidated statements of cash flows for 1995, the $46.0 million of cash generated by operating activities combined with a negative $3.4 million translation effect were used to fund $35.4 million of net investing activities and $8.1 million of financing activities, thus decreasing cash and cash equivalents by $1.0 million. A significant increase in trade receivables due to higher shipments near year-end had an adverse impact on cash provided by operating activities in 1995.

     Capital additions in 1995 were $33.5 million, exceeding depreciation of $26.0 million. Significant projects included equipment and building additions, primarily at WT-Europe.
<F50>
     Total debt at the end of 1995 increased $44.0 million compared with year-end 1994, primarily due to the Vogel acquisition and increases at WT-Europe that were required to finance working capital needs. Debt assumed in connection with the Vogel acquisition in December 1994 of $34.5 million was netted in the Investment in Vogel line in the 1994 consolidated balance sheet. In 1994, the Company replaced its $30.0 million revolving credit agreement, which expired on October 31, 1994, with a $55.0 million revolving credit agreement expiring October 31, 1999.

     The Company's ongoing emphasis on asset management during 1995 resulted in significant improvements in the effective utilization of financial resources when compared with 1994. Accounts receivable measurements based on the average number of days that sales were outstanding improved 8.6% in 1995 compared with 1994. Inventory turnover, which measures the effectiveness of efforts to minimize inventory levels, improved 20.0% in 1995 over 1994.

     The Company operates internationally, giving rise to exposure to market risks from changes in interest and foreign currency exchange rates. Foreign exchange contracts are used to minimize the cash flow effects of unfavorable movements in foreign exchange rates. Derivative financial instruments are also used by the Company to reduce those risks. The Company does not hold or issue financial or derivative financial instruments for trading purposes.

     Cumulative translation adjustments on the accompanying consolidated balance sheets at December 31, 1995, were $12.9 million, compared with $9.2 million on December 31, 1994, reflecting the weakening of the Italian lira and the Mexican peso against the U.S. dollar.

Orders and Backlog

     In 1995, orders received were a record $729.2 million, an increase of 21.8% over the 1994 orders level of $598.6 million. Excluding Vogel orders, which amounted to $64.0 million in 1995, consolidated orders would have been $665.2 million, an increase of $66.6 million, or 11.1%, over 1994. IP orders rose 11.0% without Vogel, while WT orders increased 11.3%, also without Vogel. The IP sector posted solid increases in both pump and repair order activity in 1995, while the industrial core markets remained strong throughout the year. The Company experienced an interruption in orders momentum at the Engineered Products business unit during the middle of 1995 when lead times were temporarily lengthened. However, most of these lead times were reduced to competitive levels by year-end. Within the WT sector, the increase in 1995 orders activity was led by the European and Asia Pacific regions.

     Backlog levels at December 31, 1995 totaled $151.2 million, an increase of 32.9% from 1994. Without Vogel, backlog at year-end 1995 would have been $121.7 million, or an increase of 9.1% over 1994, primarily due to strong fourth quarter order activity at the IP sector. Backlog exists primarily at the IP sector, as the WT sector maintains small backlog levels since its products are normally shipped within two weeks from receipt of a customer order.


Inflation

     Generally, increases in material costs have been offset by productivity improvements and sales price increases. Beginning in mid-1995 in Europe, however, increases in raw material costs, due mainly to the weakness of the Italian lira compared to other European currencies, have outpaced price increases and productivity gains. The Company continues to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements, and cost reductions.
<F50>
Environmental Matters

     In 1995, a legal action was filed against the Company and 21 other defendants in the United States District Court for the Western District of New York (Rochester) by two plaintiffs seeking damages for environmental contamination at or near an inactive landfill site in Seneca Falls, New York. The Company s investigation into the allegations in these actions is in its preliminary phases. The Company believes that under applicable laws it should not bear any liability to one of the claimants, the current landfill owner, who purchased the property with full knowledge of its prior use and continued to operate it thereafter. In addition, the Company believes that there is little reasonable likelihood of material liability to the other claimant at this stage of investigation, based upon considerations of the damages claimed, nature of contamination and the existence of other financially viable co-defendants, and after reviewing applicable legal principles. The Company has answered the complaint by denying the material allegations and asserting various affirmative defenses, cross-claims and counter-claims. The Company intends to vigorously defend this litigation, but no assurance can be given as to the ultimate outcome of such litigation or its impact on the Company.

     In 1994, complaints were filed against the Company in California and Washington alleging unlawful discharge of lead into drinking water sources. Additionally in 1994, a class action complaint was filed principally alleging violations of federal securities laws. As a result of these complaints, a pre-tax charge of $3.5 million was recorded by the Company in that year for legal and other fees related to these lawsuits. During 1995, all litigation related to these complaints was resolved, and the Company reversed the remaining reserve of $0.9 million.

     The Company recorded a $2.0 million provision in 1991 for estimated costs to monitor and remediate an inactive Company landfill site in Seneca Falls, New York. At December 31, 1995, the remaining reserve was $1.7 million. The remediation plan has been approved by the New York State DEC and is expected to be completed by the end of 1996. The Company currently believes that the reserve associated with this site is sufficient to absorb any future costs.

     Apart from issues discussed above, the Company is not currently aware of any other environmental matters which would be reasonably likely to have a material impact on recurring costs, capital expenditures, or mandated expenditures.

Outlook

     As the new year begins, initial order activity and a significant backlog at year-end provide indications that 1996 will be another strong year for overall sales growth. Growth by regions will vary, but will likely be in line with the overall growth experienced in 1995, as long as the demand from the Company's core markets remains strong.

     In February 1996, the Company sold certain product lines from its Municipal Business Unit (MBU) in Baldwinsville, New York to Yeomans Chicago Corporation of Melrose Park, Illinois. The Company has been in the municipal wastewater and sewerage business since 1981. These product lines were not considered to be a core business for the Company, and the investments necessary to create a viable market in these products were not in keeping with the Company's corporate strategy. Net sales associated with these product lines in 1995 amounted to $5.5 million.

   During the third quarter of 1995, the Company successfully negotiated an early settlement of new four-year contracts with the 800-member United Steelworkers Local Union #3298 covering the Company s Engineered Products and Water Systems business units located in Seneca Falls, New York.
<F50>

     Management continues to place a strong emphasis on improving gross margins and controlling its SG&A and R&D expenses. Overall, gross margins are expected to improve in 1996 due to efficiencies gained from focused factories and, in general, a better use of resources. Gross margins in the Company's European operations, however, are expected to decline somewhat in 1996 due to raw material cost increases. For R&D expenses in 1996, the Company plans to continue to invest in new product development, as well as in enhancements to existing products, at approximately the same percentage of sales as in 1995. The Company expects its effective tax rate in 1996 will be in the range of 36%.

     The Company expects to spend approximately $35-$40 million for capital additions during 1996. This spending level includes continued major investments in upgrades of machinery and equipment, facilities improvements, product development related expenditures, and manufacturing facility construction for the Water Systems business unit in New York.

     The Company believes cash generated from operations and the $160 million of available (committed and uncommitted) credit facilities at December 31, 1995 will be sufficient to meet its liquidity needs during 1996.

     It is possible that future currency devaluations may occur at several of the Company's international locations. The Company continually evaluates methods to minimize the impact of devaluations on operations and reported operating results.

Accounting Standards

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, which requires adoption no later than fiscal years beginning after December 15, 1995. SFAS No. 123 defines a fair value method of accounting for stock options and similar equity instruments. Pursuant to this new standard, companies are encouraged, but not required, to adopt the fair value method of accounting for employee stock-based transactions. Alternatively, companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, but would be required to disclose in a note to the financial statements certain pro forma information as if the company had applied the new method of accounting. The Company has not yet determined if it will elect to change to the fair value method, nor has it determined the effect the new standard will have on net income and earnings per share should it elect to make such a change.
Adoption of SFAS No. 123 will have no effect on the Company s cash flows.

     All other applicable standards issued in 1995 are not expected to have a significant impact on the Company's consolidated financial statements.

In Conclusion

     Overall, 1995 was a strong year for Goulds Pumps which resulted in substantial growth in the level of profitability from continuing operations. The Company has strengthened its management team and further developed its regional organizations, which will be the springboards for continued worldwide growth. Throughout 1995, the Company was focused very clearly on the five strategic imperatives that were established a year ago, namely, improving profitability, driving internal growth opportunities, driving external growth opportunities, improving asset utilization, and creating a new corporate culture focused on quality, profitability and improved stockholder value. As the momentum generated in 1995 is carried forward, 1996 is expected to be another strong year.
<F50>

ITEM 8.   FINANCIAL STATEMENTS


Financial Statements


                                                           Page

Independent Auditors  Report                                22
Consolidated Statements of Earnings                         23
Consolidated Balance Sheets                                 24
Consolidated Statements of Cash Flows                       25
Consolidated Statements of Stockholders  Equity             26
Notes to Consolidated Financial Statements                  27 - 44

<F50>
Independent Auditors' Report

To the Board of Directors and Stockholders of Goulds Pumps, Incorporated:



   We have audited the accompanying consolidated balance sheets of Goulds Pumps, Incorporated and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Goulds Pumps, Incorporated and subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

   As discussed in Note 9 to the consolidated financial statements, the Company changed its method of accounting for postemployment benefits effective January 1, 1993.




                                        DELOITTE & TOUCHE LLP
                                        Rochester, New York
                                        January 25, 1996
<F50>
Consolidated Statements of Earnings
Goulds Pumps, Incorporated
(Dollars in thousands except per share data)


For the years ended December 31,            1995            1994          1993


Net sales                                $718,763        $585,476      $555,692

Costs and expenses
Cost of sales                            514,050         418,386       399,374
Selling, general and
administrative expenses                  144,603         117,572       115,153
Research and development expenses          8,227          10,564         7,177
Restructuring charges                     18,513           3,463            --
Provision (credit) for environmental
 litigation                                 (890)          3,454           --
Earnings from affiliates                     (23)           (451)       (4,569)
Interest expense                          11,373           6,553         5,403
Interest income                           (1,825)         (3,038)       (1,909)
Other (income) expense--net                 (361)           (670)          648

                                         693,667         555,833       521,277

Earnings before income taxes and
cumulative effect of accounting
change                                    25,096          29,643        34,415
Income taxes                               7,024          11,442        10,841

Earnings before cumulative effect
  of accounting change                    18,072          18,201        23,574
Cumulative effect of accounting change,
  net of income tax benefit:
    Post employment benefits                  --               --       (1,026)

Net earnings                            $ 18,072        $ 18,201      $ 22,548

Net earnings per common share
  Earnings before cumulative effect of
    accounting change                   $    .85        $    .86      $   1.12
  Cumulative effect of accounting change:
    Postemployment benefits                   --              --          (.05)

Net earnings per common share           $    .85        $    .86      $   1.07



See Notes to Consolidated Financial Statements.
<F50>
Consolidated Balance Sheets
Goulds Pumps, Incorporated
(Dollars in thousands except per share data)


December 31,                                              1995            1994

ASSETS
Current assets:
  Cash and cash equivalents                            $  6,383        $  7,374
  Receivables--net                                      143,819         113,777
  Inventories                                           131,693         111,508
  Deferred tax asset                                     18,972          12,494
  Prepaid expenses and other current assets              16,598          10,898
      Total current assets                              317,465         256,051

Property, plant and equipment-net                       173,304         152,789
Investment in Vogel                                          --          17,800
Investments in affiliates                                 1,207           1,178
Other investments                                         9,046           6,498
Deferred tax asset                                        8,834           8,125
Goodwill--net                                            29,858           1,656
Other assets                                             14,272          13,144
                                                       $553,986        $457,241

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings                               $ 37,904        $ 10,418
  Current portion of long-term debt                     21,716          24,886
  Trade payables                                        71,406          47,382
  Compensation and commissions                          24,265          17,552
  Income taxes payable                                     839             266
  Pension                                                4,515           2,228
  Progress payments                                      8,793           3,170
  Warranty reserves                                      4,555           3,937
  Dividends payable                                      4,257           4,239
  Deferred tax liability                                 1,514             391
  Restructuring accrual                                  7,701           3,224
  Other current liabilities                             23,071          21,510
      Total current liabilities                        210,536         139,203
Long-term debt                                          73,454          53,756
Pension                                                 26,302          16,992
Other postretirement benefit obligation                 50,903          51,681
Deferred tax liability                                   2,477           4,322

Stockholders' equity:
  Preferred stock - $20.00 par value:  shares - authorized:
   750,000; issued and outstanding:  none                  --              --
  Common stock - $1.00 par value:  shares - authorized:
   90,000,000; issued and outstanding:  1995 - 21,283,496;
   1994 - 21,193,054                                    21,283          21,193
  Additional paid-in capital                            59,175          57,622
  Retained earnings                                    122,741         121,671
  Cumulative translation adjustments and other         (12,885)         (9,199)
      Total stockholders' equity                       190,314         191,287
                                                      $553,986        $457,241

See Notes to Consolidated Financial Statements.
<F50>
Consolidated Statements of Cash Flows
Goulds Pumps, Incorporated
(Dollars in thousands)
For the years ended December 31,             1995         1994          1993
Operating activities:
 Net earnings                             $18,072      $18,201       $22,548
 Adjustments to reconcile net earnings
  to net cash provided by operations:
  Depreciation                             26,016       24,925        24,788
  Amortization                              2,100        1,428         1,170
  Cumulative effect of accounting change       --           --         1,579

  Restructuring charges                    18,513        3,463            --
  Earnings from affiliates                    (23)        (451)       (4,569)

  Dividends received from affiliates           --       11,622         4,425
  Changes in assets and liabilities, net
  of effects from  acquisition:
  Increase (decrease) in deferred tax
  liability                                (1,371)      (1,008)        1,110

  Increase in deferred tax asset           (6,339)      (1,852)       (2,869)

  Increase in receivables -- net          (22,584)      (6,295)      (18,312)
  Increase in inventories                  (7,098)      (4,566)      (12,493)
  Increase in trade payables, accrued
  expenses and other                       16,754       10,808         4,939
    Other -- net                            1,951        4,755        (2,474)
        Net cash provided by operating
        activities                         45,991       61,030        19,842

Investing activities:
 Capital additions                        (33,468)     (28,080)      (24,650)
 Investment in Vogel                           --      (17,800)           --

 Investment in insurance certificates          --           --        (6,317)

 Collection of long-term note receivable       --        3,033         1,033
 Decrease in investments of unexpended revenue bond
    funds included in other assets             --        2,015           --
 Purchases of other assets                 (1,263)      (5,376)       (5,340)
 Other -- net                                (712)         427            41
 Net cash applied to investing activities (35,443)     (45,781)      (35,233)

Financing activities:
 Proceeds from long-term debt              36,191       12,446        30,099

 Payments on long-term debt              (20,894)      (2,319)      (13,172)
 Increase (decrease) in short-term
 borrowings                               (8,063)      (9,776)        9,752
 Proceeds from issuance of common stock    1,643          617         1,334
  Dividends paid                         (16,984)     (16,937)      (17,106)
 Net cash provided by (applied to)
  financing activities                    (8,107)     (15,969)       10,907

Effect of exchange rate changes on cash
 and cash equivalents                     (3,432)         941        (2,044)
Increase (decrease) in cash and cash
 equivalents                                (991)         221        (6,528)

Cash and cash equivalents, beginning
 of year                                   7,374        7,153        13,681
Cash and cash equivalents, end of year   $ 6,383      $ 7,374       $ 7,153



Supplemental Cash Flow Information:

Interest paid                           $10,588       $ 6,479       $ 4,721
Income taxes paid                        16,750        13,956        13,437
Noncash investing and financing activity:
  Change in additional minimum pension
  liability                                5,170       (3,753)        5,005


See Notes to Consolidated Financial Statements.
<F50>
Consolidated Statements of Stockholders' Equity
Goulds Pumps, Incorporated
(Dollars in thousands)

                                                                             Cumulative
                                               Additional                    Translation        Total
                                Common          Paid-In       Retained      Adjustments      Stockholders
                                 Stock          Capital       Earnings        and Other         Equity


Balance, January 1, 1993        $ 21,080         $ 55,784       $114,988         $    933       $192,785

Net earnings                          --               --         22,548               --         22,548
Dividends declared                    --               --        (17,121)              --        (17,121)
Common stock issued                   74            1,260             --               --          1,334
Foreign currency translation          --               --             --          (11,853)       (11,853)
Pension adjustment                    --               --             --             (492)          (492)

Balance, December 31, 1993        21,154           57,044        120,415          (11,412)       187,201

Net earnings                          --               --         18,201               --         18,201
Dividends declared                    --               --        (16,945)              --        (16,945)
Common stock issued                   39              578             --               --            617
Foreign currency translation          --               --             --            1,758          1,758
Pension adjustment                    --               --             --              455            455

Balance, December 31, 1994        21,193           57,622        121,671           (9,199)       191,287

Net earnings                          --               --         18,072               --         18,072
Dividends declared                    --               --        (17,002)              --        (17,002)
Common stock issued                   90            1,553             --               --          1,643
Foreign currency translation          --               --             --           (3,344)        (3,344)
Pension adjustment                    --               --             --             (342)          (342)

Balance, December 31, 1995      $ 21,283         $ 59,175       $122,741         $(12,885)      $190,314


See Notes to Consolidated Financial Statements.
<F50>
Notes To Consolidated Financial Statements
(Dollars in thousands except per share data)


1. Summary of Significant Accounting Policies

Consolidation

   The consolidated financial statements include the accounts of all wholly-owned and majority-owned subsidiaries after elimination of all significant intercompany transactions with the exception in 1994 of an advance of funds to the Company's European subsidiary, which is more fully explained in Note 2. Investments in affiliates, representing 20% to 50% of the ownership of such companies, are accounted for under the equity method. Investments in affiliates, representing less than 20% of the ownership of such companies, are accounted for under the cost method.

   The majority of the foreign subsidiaries have fiscal year-ends of October 31 or November 30 to facilitate consolidation of the subsidiaries' financial statements.

Foreign Currency

   The Company accounts for its foreign currency denominated transactions and foreign operations in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation." For subsidiaries where the local currency is the functional currency, assets and liabilities are translated at current exchange rates. Earnings and expense items are translated using average exchange rates during the year. Translation adjustments are accumulated and reported as a separate component of stockholders' equity.

   For subsidiaries located in highly inflationary economies, balance sheet items are translated using current exchange rates, and average exchange rates are used for statement of earnings items except for inventory, property, plant and equipment, and their related statement of earnings accounts, which are translated using historical exchange rates. Resultant translation gains and losses are included in earnings.

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

Property, Plant and Equipment

   Property, plant and equipment is stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets ranging from 15 to 50 years for buildings and 3 to 14 years for machinery and equipment.
<F50>
Intangible Assets

   The excess of the cost over the fair value of net tangible assets of purchased businesses is recorded as goodwill and is amortized on a straight-line basis over periods of 30 years or less. The cost of other acquired intangibles is amortized on a straight-line basis over their estimated useful lives. The Company continually evaluates the carrying value of goodwill and other intangible assets. Any impairments would be recognized when the expected future operating cash flows derived from such intangible assets are less than their carrying value.

Derivative Financial Instruments

   The Company uses derivative financial instruments for purposes other than trading and does so to reduce its exposure to fluctuations in interest rates and foreign currency exchange rates. Gains and losses on hedges of existing assets or liabilities are included in the carrying amounts of those assets or liabilities and are ultimately recognized in income. Gains and losses related to qualifying hedges of firm commitments or anticipated transactions are deferred and are recognized in income or as adjustments of carrying amounts when the hedged transaction occurs. Gains and losses on interest rate futures contracts that do not qualify as hedges are recognized as other income or expense.

Litigation and Environmental Expenditures Policy

   The Company is a party to various legal and environmental actions which have arisen in the ordinary course of its business. The Company records liabilities and insurance recoveries when they are probable and can be estimated. The Company's environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and that do not contribute to current or future revenue generation, are expensed. Liabilities are recorded on a gross basis when environmental assessments and/or remedial efforts become probable and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with completion of a feasibility study or the Company's commitment to a formal plan of action.

Income Taxes

   The Company accounts for deferred income taxes by the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

   The aggregate undistributed earnings of certain foreign subsidiaries which, under existing law, will not be subject to U.S. tax until distributed as dividends was $62,598 on December 31, 1995. Since the earnings have been or are intended to be indefinitely reinvested in foreign operations, no provision has been made for any U.S. taxes that may be applicable thereto. Any taxes paid to foreign governments on those earnings may be used, in whole or in part, as credits against U.S. tax on any dividends distributed from such earnings.

Net Earnings Per Common Share

   Net earnings per share of common stock is based upon the weighted average number of shares of common stock outstanding during the year (21,240,000 in 1995, 21,175,000 in 1994, and 21,126,000 in 1993). No effect has been given to options and awards outstanding under the Company's Stock Option and Award Plans since no material dilutive effect would result from the exercise of these items.
<F50>
Use of Estimates in the Preparation of Financial Statements

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the related revenues and expenses during the reporting period. Actual amounts could differ from those estimated.

2. Investment in Vogel

   During December 1994, which is subsequent to the year-end of the Company's subsidiary, Goulds Pumps Europe, B.V. (GPE), GPE acquired all of the outstanding common stock of Pumpenfabrik Ernst Vogel AG (Vogel) for $17,800, and the assumption of bank and capital lease debt totaling $34,548. The excess of the allocated purchase price over the fair value of net tangible assets acquired is recorded as goodwill in the amount of $26,899 and is being amortized over periods of 30 years or less. The Company borrowed $17,800 in December 1994, and loaned the funds to GPE for this purchase. For reporting purposes, Vogel has an October 31 year-end, like that of its direct parent, GPE. Although this acquisition occurred subsequent to GPE's 1994 year-end, the investment in Vogel was recorded as a line item on the accompanying December 31, 1994 consolidated balance sheet since the borrowing for the acquisition had been completed, together with the corresponding advance to the Company's subsidiary. The acquisition was accounted for under the purchase accounting method. Assuming the acquisition of Vogel as of the beginning of 1994, the Company's pro forma unaudited net sales would have increased by approximately $62,000 and net earnings and net earnings per share would have decreased by approximately $1,200 and $.06, respectively, for the year ended December 31, 1994. Adjustments made in arriving at pro forma unaudited results of operations included additional interest expense related to acquisition debt, related income tax adjustments, and amortization of goodwill over 30 years. Consolidating the purchase transaction amounts would have affected the financial position of the Company at December 31, 1994 by increasing total assets and liabilities each by $59,711.

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

3. Inventories

   Inventories are summarized as follows:


December 31,                                                    1995       1994

       Raw materials                                        $ 38,962   $ 40,608
       Work in process                                        58,097     39,895
       Finished goods                                         66,613     61,895



       Inventories valued at FIFO/average cost               163,672    142,398
       LIFO allowance                                        (31,979)   (30,890)


                                                            $131,693   $111,508

<F50>
   Inventories of foreign subsidiaries, valued at FIFO or average cost, are $82,715 and $58,018 at December 31, 1995 and 1994, respectively.


4. Property, Plant and Equipment

   Major classes of property, plant and equipment consist of the following:


December 31,                                                 1995           1994

       Land and buildings                                $ 69,676       $ 55,168
       Machinery and equipment                            369,276        330,008

                                                          438,952        385,176
       Less accumulated depreciation                      265,648        232,387

                                                         $173,304       $152,789


5. Investments in Affiliates

   Investments in affiliates are summarized below:


December 31,                                                   1995       1994

       Investment in Oil Dynamics, Inc.                     $   392     $   392
       Equity investment in Nanjing Goulds Pumps Limited Co.    815         786
                                                            $ 1,207     $ 1,178

   In November 1994, the Company announced that control of Oil Dynamics, Inc.
(ODI) had been assumed by Franklin Electric Co., Inc. (Franklin). Previously, ODI was owned and controlled equally by the Company and Franklin. The change in control resulted from the Company's election to receive a cash dividend in the amount of $11,700 in lieu of a stock dividend declared by ODI, without a gain or loss on the transaction to the Company or Franklin. In 1995, the Company continued to own 3% of ODI's voting stock and accounts for its investment on a cost basis. ODI manufactures submersible pumps used principally in secondary oil recovery. For 1995, 1994, and 1993, the Company recognized earnings of $0, $386, and $4,385, respectively. Cash dividends received were $0, $11,700, and $4,375, in 1995, 1994, and 1993, respectively.
<F50>
   Summarized financial information for Oil Dynamics, Inc. is as follows:

                                        October 31,
                                               1994

Current assets                              $21,902
Non-current assets                           12,590

  Total assets                              $34,492

Current liabilities                         $ 8,713
Non-current liabilities                       1,765
Total stockholders' equity                   24,014

  Total liabilities and stockholders'
  equity                                    $34,492


                                                 For the years ended
                                        October 31,      October 30,
                                               1994             1993

Net sales                                   $44,043          $71,672
Gross profit                                 10,735           25,408
Net earnings                                    773            8,770


6.   Other Investments

     Other investments are summarized below:


December 31,                                           1995          1994

       Insurance certificates
         Variable, $2,490 due 1998, $1,878 due 2003,
         $1,882 due 2008                            $ 6,250       $ 6,498

       Austrian bank certificates
         7.29% weighted average,
         due 1996 - 2002                              1,939             -

       Italian government VAT bond
         9.50% stated rate, due 1999                    857             -
                                                    $ 9,046       $ 6,498

     The Company's management has the ability and intent to hold all of its other investments until maturity. All of the investments are stated at amortized cost.
<F50>
7. Goodwill

   Goodwill is summarized below:


December 31,                                                 1995           1994

       Goodwill                                          $ 31,797      $  2,541
       Less accumulated amortization                        1,939           885

                                                         $ 29,858      $  1,656

   The increase in goodwill in 1995 is due primarily to the acquisition of Vogel. See Note 2 for additional information.

8.  Debt and Credit Agreements

    Debt consists of the following:

December 31,                                             1995         1994

   Foreign unsecured short-term loans
          8.94% weighted average
          at December 31, 1995, due 1996              $35,481      $ 9,859

   Unsecured committed lines of credit
          6.11% at December 31, 1995,
          due 1996                                      2,423          559

   Foreign unsecured long-term note payable              --         15,315

   Foreign long-term notes payable
          4.0%-12.35%, due 1996-2014                   36,837       21,520

   Industrial revenue bonds
          5.0%, due 1996-2006                           1,430        1,534
          5.45% at December 31, 1995,
          variable, due 2009                            1,850        1,850

   Revolving credit agreement
          5.97% at December 31, 1995,
          expires 1999                                 11,000           --

   Unsecured committed credit facilities
          3.39%, due 1996                               2,131       10,000
          3.54%, due 1996-1997                         10,000        8,083
          5.76%, due 1997                               5,686           --

   Term loans
          7.18%, due 1996-2000                         20,000       20,000

   Other borrowings                                        --           82

   Capital leases
          7.58% weighted average at
          December 31, 1995, due 1996-2012              6,236          258


                                                      133,074       89,060
    Less payments due within one year                  59,620       35,304


                                                      $73,454      $53,756
<F50>

   The Company has $56,577 of short and long-term unused committed credit lines available with U.S. banks at money market rates of interest. Foreign subsidiaries have unused short-term credit lines available at prevailing interest rates in the amount of $59,698. The weighted average interest rate on short-term borrowings at December 31, 1995 and 1994 was 8.76% and 9.64%, respectively.

   The Company's Canadian subsidiary borrowed $15,315 in December 1994 from a Canadian financial institution under an unsecured long-term agreement to finance a portion of the purchase of Vogel. During January 1995, the Company paid the balance of the borrowing mostly from available cash resources and a smaller portion from short-term committed credit lines; therefore, the balance was classified as current portion of long-term debt in the accompanying 1994 consolidated balance sheet.

   Two separate long-term borrowing agreements were entered into subsequent to Lowara S.p.A.'s 1994 year-end. Short-term financing for the purchase of an investment in insurance certificates was converted to long-term variable rate debt, in the amount of $6,498, in order to more closely match the maturity of the debt with that of the investment. The Company's subsidiary also obtained $5,199 long-term variable rate debt for expansion of plant and equipment. At December 31, 1994, short-term borrowings of $11,697 were reclassified as long-term debt in the accompanying consolidated balance sheet, and included in the balance of foreign long-term notes payable.

   The Company's European subsidiaries have $22,069 in long-term notes payable for which certain of the subsidiaries' fixed assets and investments are pledged as collateral. The investment in insurance certificates is guaranteed as collateral for the related debt financing of the investment. Vogel has pledged $1,165 of its investments in Austrian bank certificates as collateral for related bank debt. The Company's Industrial Development Revenue Bond financing is collateralized by certain property.

   The Company has a revolving credit agreement that permits borrowings up to $55,000, at the Company's election, under several interest rate options which are reflective of current rates.

   The Company's borrowing agreements impose certain financial restrictions on the Company relative to leverage, interest coverage, working capital, and tangible net worth. The Company was in compliance with these restrictions at December 31, 1995.

   Debt maturities, excluding maturities of capital lease obligations, during the next five years are $58,944 in 1996, $16,068 in 1997, $9,810 in 1998,
$20,069 in 1999, and $6,023 in 2000. See Note 14 for future minimum payments on capital lease obligations.

9.  Employee Benefit Plans
    Pension Plans

    The Company has several defined benefit pension plans covering substantially all domestic employees. Plans covering salaried exempt employees provide pension benefits based upon final average salary and years of service. Benefits to other employees are based on a fixed amount for each year of service. The Company's funding policy is to contribute annually an amount that falls within the range determined to be deductible for federal income tax purposes. Plan assets consist primarily of listed stocks and bonds.
<F50>
    Net pension cost includes the following components:


                                                 1995        1994        1993

    Service cost                                $3,000      $3,855     $3,668
    Interest cost                                7,589       7,194      6,968
    Actual return on plan assets               (18,567)      1,825    (11,447)
    Net amortization and deferral                9,763      (9,854)     4,562


    Net pension cost                            $1,785      $3,020     $3,751


    The following table sets forth the plans' funded status and the amounts recognized in the Company's consolidated balance sheets:



                                             Plans where        Plans where
                                            assets exceed       accumulated
                                             accumulated         benefits
                                               benefits        exceed assets
December 31,                                 1995        1994    1995      1994

Actuarial present value of
  benefit obligations:

     Vested benefit obligation            $51,439     $53,073  $45,966   $22,629

     Accumulated benefit obligation       $52,035     $54,182  $47,115   $22,855

     Projected benefit obligation         $63,609     $63,768  $47,457   $23,074

Plan assets at fair value                  60,127      65,070   39,302   21,038

Projected benefit obligation in excess
  of (less than) plan assets                3,482     (1,302)    8,155    2,036

Unrecognized net gain or (loss)             2,808       7,240   (2,227)     975
Unrecognized prior service cost              (589)     (2,315)  (7,399)  (4,548)
Unrecognized net asset                        729       1,937    1,735      920
Adjustment required to recognize
  minimum liability                            --          --    7,549    2,657

Accrued pension liabilities               $ 6,430     $ 5,560   $7,813    $2,040

    In determining the actuarial present value of the projected benefit obligation, the weighted average discount rate was 7.46% and 9.0% as of December 31, 1995 and 1994, respectively; the rate of increase in future compensation levels was 4.5% and 5.0% as of December 31, 1995 and 1994, and the expected long-term rate of return on assets was 9.5% and 9.0% for 1995 and 1994, respectively.

    As is required by SFAS No. 87, "Employers' Accounting for Pensions," for plans where the accumulated benefit obligation exceeds the fair value of plan assets, the Company has recognized in the accompanying consolidated balance sheets the minimum liability of the unfunded accumulated benefit obligation as a long-term liability with an offsetting intangible asset and equity adjustment, net of tax impact. As of December 31, 1995 and 1994, this minimum liability amounted to $7,549 and $2,657, respectively.

    Lowara S.p.A. is required by Italian law to provide a lump sum severance payment to personnel upon termination of employment. The amounts are subject to annual revaluation on the basis of indices. The provision for employee severance amounted to $2,174 in 1995, $1,898 in 1994, and $1,873 in 1993, and
the reserve balance at December 31, 1995 and 1994 was $10,406 and $9,504, respectively. This reserve reflects the amounts accrued at year-end for each employee in accordance with the law and labor contracts.
<F50>
    Vogel is required by Austrian law to provide certain actuarially determined benefits to personnel upon termination of employment. For 1995, the expense provision was $493 and indemnities paid were $615. At December 31, 1995, the liability for these benefits was $4,187.

    Postretirement Benefits Other Than Pensions

    In addition to providing pension benefits, the Company and its domestic subsidiaries provide certain medical and life insurance benefits for eligible retired employees. The benefit amount is determined based on the age and/or length of service of the employee at retirement. The plan is currently unfunded, and the Company has the right to modify or terminate the plan in the future.

    Net postretirement benefit cost includes the following components:


                                                      1995       1994     1993

Service cost on benefits earned during the period   $  767     $1,335   $1,440
Interest cost on accumulated benefit obligation      2,369      3,819    4,026
Amortization of plan amendments                     (2,105)      (645)    (598)

Net postretirement benefit cost                     $1,031     $4,509   $4,868


    The accumulated postretirement benefit obligation, included in the accompanying consolidated balance sheets, is comprised of the following:

December 31,                                                1995       1994

Retirees                                                 $18,698    $21,821
Active, eligible employees                                 5,205      4,344
Active, non-eligible employees                            11,907     11,925
Unrecognized gain                                         10,565      8,504
Unrecognized prior service gain                            6,677      7,319

Accrued postretirement benefit obligation                $53,052    $53,913

    In determining the accrued postretirement benefit obligation as of December 31, 1995 and 1994, weighted average discount rates of 7.46% and 9.25% and medical care cost trend rates for under-65 premiums of 10.0% and 11.0% and medical care cost trend rates for over-65 premiums of 5.0% and 11.0%, respectively, were used. The under-65 medical care cost trend rates used in the actuarial computations were gradually reduced to 4.5% and 5.0% by 2001 as of December 31, 1995 and 1994, respectively. As of December 31, 1995, the over-65 medical care cost trend rate used in the actuarial computations was assumed to remain level until the year 2001, where it would decrease to 4.5% and remain at that level thereafter. As of December 31, 1994, the over-65 premium medical care cost trend rate in the actuarial computations was gradually reduced to 5.0% by 2001, to remain at that level thereafter. The effect of a one percentage point increase in the assumed medical care cost trend rate would have increased the 1995 and 1994 service and interest components of the net postretirement benefit cost by $364 and $713, respectively, and the accrued postretirement benefit obligation at December 31, 1995 and 1994, by $3,581 and $3,920, respectively.

    The net effect of decreasing the discount rate of 9.25% to 7.46% was an increase in the accumulated postretirement benefit obligation of $6,367 as of December 31, 1995. A change in the financial arrangements of the plan decreased the accumulated postretirement benefit obligation by $11,391 as of the beginning of the year, which is being amortized over the average remaining service period of active plan participants.

    In 1994, the Company revised the non-union eligibility requirements for postretirement medical and life insurance coverage from the attainment of age 55 and 10 years of service, to attainment of age 55 and 10 years of service after attaining age 45. This change reduced the December 31, 1994 accumulated postretirement benefit obligation by $3,794.
<F50>
    The 1994 plan amendment also meets the definition of a curtailment because non-union employees under age 45 are not considered active plan participants. This resulted in a curtailment gain of $4,191 in 1994, accelerating the recognition of the remaining unrecognized prior service gain related to those employees' future years of service. This curtailment gain is reflected in the consolidated statement of earnings as a component of Other (income) expense-net.

    Postemployment Benefits

    Effective January 1, 1993, the Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits," requiring the accrual method of accounting for certain of these benefits. In 1993, the Company recorded a pre-tax charge of $1,579 ($1,026 after-tax or $.05 per share) as a cumulative effect of accounting change. Previously, the Company recognized postemployment benefit costs when paid. The annual cost related to SFAS No. 112 is not material.


10.  Income Taxes

   The components of the provision for income taxes are as follows:

                                                      1995       1994     1993
Current:
   Federal (U.S.)                                  $10,060    $11,199   $6,049
   State                                             1,541      2,225    1,565
   Foreign                                           4,254      3,658    4,825

Deferred:
   Federal (U.S.)                                  (8,458)    (4,700)   (2,548)
   State                                              167       (488)       (5)
   Foreign                                           (540)      (452)      955


    Provision for income taxes                    $ 7,024    $11,442   $10,841

    Reconciliations of the U.S. statutory tax rate with the effective tax rates reported for earnings before income taxes and the cumulative effect of accounting change are as follows:


                                                     1995       1994     1993

U.S. statutory rate                                 35.0%      35.0%    35.0%

Foreign taxes in excess of U.S. statutory
  rate, net of U.S. credits                           7.4        4.5      2.0
State taxes--net                                      4.3        3.8      2.9
International tax restructuring and recapitalization (6.3)        --     (4.1)
Excess tax basis on restructuring charges            (6.1)        --      --
U.S. benefits of foreign sales corporation           (3.1)      (2.3)    (2.0)
Other--net                                           (3.2)      (2.4)    (2.3)



   Effective tax rate                               28.0%       38.6%    31.5%
<F50>
   The net deferred tax asset components are as follows:


December 31,                                         1995       1994       1993
Deferred tax assets:
  Postretirement benefits other than pensions     $18,530    $18,870    $19,517
  Restructuring reserves                            8,440         --         --
  Deferrals under foreign jurisdictions             5,416      4,375      1,448
  Other nondeductible liabilities and reserves      3,500      4,502      4,054
  Tax credit carryforwards                          2,587      1,738      2,589
  Pension benefits                                  2,341      1,729      1,240
  Workers' compensation and other claims            2,206      2,506      2,488
  Deferrals under state jurisdictions--net          1,826      1,948      1,839
  Miscellaneous                                     1,076        366        384
  Accrued vacation pay                                965        901      2,191
  Deferred gain on Energy Products transaction         76         --         --
  Inventories                                          --        327        775
    Gross deferred tax assets                      46,963     37,262     36,525

Valuation allowance for deferred tax assets       (4,786)    (2,955)    (1,782)

Deferred tax liabilities:
  Property, plant and equipment                  (10,809)   (10,298)   (10,895)
  Deferrals under foreign jurisdictions           (4,091)    (5,112)    (5,701)
  Other assets and miscellaneous                  (2,462)    (2,430)    (4,111)
  Inventories                                     (1,000)        --         --
  Deferred gain on Wheatley Gaso transactions         --       (561)      (748)
    Gross deferred tax liabilities               (18,362)   (18,401)   (21,455)

    Net deferred tax asset                       $23,815    $15,906    $13,288

  Earnings before income taxes resulting from non-U.S. operations for 1995, 1994, and 1993 are $5,860, $1,315, and $10,359, respectively.

  The Company and its domestic subsidiaries file a consolidated U.S. federal income tax return. Such returns have been audited and settled through the year 1989.

  The valuation allowance for deferred tax assets increased by $1,831 and $1,173 in 1995 and 1994, respectively.

  At December 31, 1995, the Company had foreign tax credit carryforwards of $2,587 that will expire at the end of the following years if not otherwise used: $294 - 1997, $1,457 - 1998, and $836 - 2000.


11.    Stock Option and Award Plans

   The Company has four active stock option plans under which the exercise price for stock options granted may not be less than 100% of the fair market value on the date of grant.

   The 1994 Incentive Plan to Increase Stockholder Value provides up to 1,000,000 shares to be granted for options, stock appreciation rights, restricted stock, and performance units and/or shares to officers and other key employees of the Company until May 2004. Stock option grants for 261,200 shares were outstanding at December 31, 1995, of which 900 shares were exercisable at that date.
<F50>
   The 1994 Incentive Plan for Non-Employee Directors provides up to 175,000 shares to be granted until May 2004, or the day after the 2004 Annual
Meeting, to Directors of the Company who are not employees of the Company or any affiliate. This Plan replaces the portion of the 1988 Stock Incentive Plan that related to non-employee Directors. Beginning in 1994, each non-employee Director will receive an annual Nonstatutory Option of 1,500 shares. Grants for 22,500 shares were outstanding at December 31, 1995, of which 13,500 shares were exercisable at that date.

   The 1988 Stock Incentive Plan provides up to 1,500,000 shares to be granted to key employees during the period ending in May 1998. Grants for 1,101,757 shares were outstanding at December 31, 1995, of which 506,594 shares were exercisable at that date.

   The 1981 Incentive Stock Option Plan provides up to 1,000,000 shares to be granted to key employees during the period ended April 1992. Grants for 139,853 shares were outstanding at December 31, 1995, all of which were exercisable at that date.

   The following table summarizes stock option activity for the three years ended December 31, 1995:

                                               Stock
                                               Options           Price Range
Outstanding, January 1, 1993                   874,995         $15.00 - 24.63

       Granted                                 233,579         $23.63 - 25.00
       Exercised                               (78,740)        $15.00 - 24.13
       Cancelled                               (99,865)        $18.13 - 24.88


Outstanding, December 31, 1993                 929,969         $15.00 - 25.00

       Granted                                 339,165         $20.50 - 24.88
       Exercised                               (42,681)        $15.00 - 24.13
       Cancelled                               (33,272)        $21.00 - 24.88


Outstanding, December 31, 1994               1,193,181         $15.50 - 25.00

       Granted                                 526,900         $21.00 - 23.00
       Exercised                              (101,187)        $15.50 - 23.75
       Cancelled                               (93,584)        $16.13 - 24.88


Outstanding, December 31, 1995               1,525,310         $15.50 - 25.00

   In 1995, the Board of Directors authorized performance-based restricted stock awards to be made to key executives subject to the achievement of pre-established levels of Company earnings per share over a three-year period. The value of the awards will vary based on the degree to which earnings per share goals are attained over the three-year cycle. During the performance period, dividends on the performance-based shares are accrued currently in stock. At December 31, 1995, 28,541 of restricted shares had been granted and 206 in restricted shares had been accrued as dividends.

12.    Financial Instruments and Derivative Financial Instruments

   Concentrations of Credit Risk. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments, trade receivables and other investments. The Company places its temporary cash investments and other investments with creditworthy financial institutions and limits the amount of credit exposure to any one financial institution. The Company actively evaluates the creditworthiness of the financial institutions with which it invests. Concentrations of credit risk with respect to trade receivables are limited due to a large diversified customer base. Letters of credit are the principal security obtained to support lines of credit or negotiated contracts when the financial strength of a customer is not considered sufficient. At December 31, 1995 and 1994, the Company had no significant concentrations of credit risks.
<F50>
   Letters of Credit. At December 31, 1995 and 1994, the Company had performance letters of credit outstanding totaling $9,754 and $5,212, respectively, primarily which guarantee various trade activities. The contract amount of the letters of credit is fixed over the life of the commitment and is the amount at which settlement of the obligation would occur with the counterparty. The Company recognizes losses on these commitments as incurred. No material losses on these commitments have been incurred, nor are any anticipated.

   Derivative Financial Instruments and Risk Management. The Company operates internationally, giving rise to exposure to market risks from changes in interest rates and foreign exchange rates. Derivative financial instruments are used by the Company to reduce those risks. The Company does not hold or issue financial or derivative financial instruments for trading purposes.

   Notional Amounts and Credit Exposures of Derivative Financial Instruments. The notional amounts of derivatives summarized in this note do not represent amounts exchanged by the parties and, thus, are not a measure of the exposure of the Company through its use of derivatives. The amounts exchanged during the term of the derivatives are calculated on the basis of the notional amounts and the other terms of the derivatives, which relate to interest rates or indices and foreign currency exchange rates.

   The Company is exposed to credit-related losses in the event of nonperformance by counterparties to financial instruments, but it does not expect any counterparties to fail to meet their obligations. The credit exposure of interest rate and foreign exchange contracts is represented by the fair value of contracts with a positive fair value at December 31, 1995 and 1994.

   Interest Rate Risk Management. In late December 1995, the Company entered into several one-year interest rate derivative financial instruments. All interest rate derivatives have been designated by management as hedges of the Company's variable rate borrowings. The amounts receivable and payable, as well as the gains or losses, if any, that are not deferred on interest rate derivatives are recognized as yield adjustments to interest expense.

   The Company entered into an interest rate swap with a $15,000 notional amount that allows the Company to raise borrowings at floating rates and effectively swap them into fixed rates that are lower than those available to the Company if fixed-rate borrowings were made directly. Under the interest rate swap, the Company agreed with the counterparty to exchange, at quarterly intervals, the difference between its fixed pay rate of 5.325% and the counterparty's variable pay rate of three-month LIBOR. At December 31, 1995, the counterparty's pay rate was 5.668% and the market value of the swap as estimated by a dealer was a loss of $9.

   The Company entered into five zero-cost collars with a notional amount of $19,416, to reduce the impact of changes in interest rates on its floating-rate borrowings. The weighted average ceiling and floor rate of the collars was 5.63% and 4.33%, respectively. At December 31, 1995, the fair market value of the zero-cost collars as estimated by dealers was a loss of $9.
<F50>
   Foreign Exchange Risk Management. The Company held foreign forward exchange contracts for the notional amounts as follows:

December 31,                                      1995                   1994

                                             Buy         Sell      Buy    Sell

Canadian dollars                        $   225      $17,581    $15,729  $12,518
Italian lire                              9,758          130     10,071      274
United States dollars                     3,929           --         --     --
Australian dollars                           --        1,440         --     --
Other                                       431           --         90     --

                                        $14,343      $19,151    $25,890  $12,792

Fair Value                              $14,699      $19,298    $25,501  $12,515



   The Company entered into these foreign exchange forward contracts to hedge certain firm purchase, sale, and financing commitments denominated in foreign currencies. The term of the derivatives are less than or equal to one year.

   At December 31, 1995 and 1994, the Company had deferred unrealized gains and (losses) of $398 and $(189), and $361 and $(472), respectively, which are amortized within one year. The Company had neither deferred realized gains or (losses) at December 31, 1995 and 1994. At December 31, 1995 and 1994, the fair value of the foreign exchange forward contracts are estimated based on dealer-quoted prices. Fair Value of Financial Instruments. The carrying amounts and estimated fair values of the Company's financial instruments are summarized as follows:


December 31,                                      1995                  1994

                                                Estimated            Estimated
                                      Carrying       Fair    Carrying     Fair
                                        Amount      Value      Amount    Value

Assets:
   Other investments                   $ 9,046     $ 9,002    $ 6,498   $6,498

Liabilities:
   Short-term borrowings                37,904      37,904     10,418   10,418
   Long-term debt                       88,934      89,652     78,384   76,508



   The methods and assumptions used to estimate the fair values of financial instruments are summarized as follows:

   Other investments: The carrying value of the investments in insurance certificates approximates fair value since the certificates are redeemable at any time for carrying value, plus accrued interest. The fair value of the Austrian bank certificates was determined based on current market values for similar instruments with similar terms and remaining maturities. The Italian government VAT bond was estimated by discounting cash flows using rates currently available for instruments with similar terms and remaining maturities.

   Short-term borrowings: The carrying value of short-term borrowings approximates fair value due to the short-term maturities of these instruments.

   Long-term debt: The carrying value of long-term debt excludes $6,236 and $258 of obligations under capital leases at December 31, 1995 and 1994, respectively. The carrying values of credit facilities with variable rates of interest approximate fair values. The fair value of fixed rate debt was estimated by discounting cash flows using rates currently available for debt of similar terms and remaining maturities.
<F50>
13.  Unusual Charges

   Provision for Environmental Litigation. A charge of $3,454 pre-tax was recorded in 1994 for legal and other fees related to the Company's vigorous defense of lawsuits commenced in California and Washington in that year alleging unlawful discharge of lead into drinking water sources, and a class action complaint principally alleging violations of federal securities laws. In 1995, after all litigation was resolved, the Company reversed into income the remaining accrual of $890.

   Restructuring Charges. In December 1995, the Company implemented a restructuring plan to transfer its ownership interest in Environamics to that company'smanagement and wind down its Venezuelan manufacturin activities, which will impact the Company's investment in this subsidiary. As a result, a restructuring charge of $19,698 was recorded in the Company's consolidated financial statements in December 1995. The Environamics portion of the restructuring was $13,658 for exit costs (including the write-off of previous investments), and at December 31, 1995, the remaining reserve was $5,091. The Venezuelan portion of the restructuring plan was $6,040, which includes the termination of approximately 50 employees, and provides severance benefits of $1,365 and other exit costs of $4,675. At December 31, 1995, the reserve for the Venezuelan restructuring was $1,865, with $1,365 for severance benefits and $500 for other exit costs. The restructuring plan is expected to be completed by the end of 1996.

   In 1994, the Company recorded a restructuring charge of $3,463 and a related liability for such costs. The restructuring plan included the downsizing of the Company's California, Netherlands, and Mexican based operations and the consolidation of sales offices, PRO Service Center, and other Company facilities. As a result, the related cost to exit owned and leased facilities was $1,036 and the related termination benefits for 126 employees was $2,427. During the fourth quarter of 1995, the Company reversed $1,185 for excess severance benefits reserves since fewer employees were terminated in the United States than originally planned, and foreign termination benefits were less than originally estimated. The reserve for the 1994 restructuring at December 31, 1995 was $745, with $411 for remaining severance benefits and $334 for remaining other exit costs. The reserve is expected to be completely used by the end of 1996.

14.  Commitments and Contingencies

    In 1991, the Company recorded a $2,000 provision for estimated environmental costs. This charge reflects anticipated costs to monitor and remediate an inactive Company landfill site in Seneca Falls, New York. At December 31, 1995 and 1994, the remaining reserve, classified as a current liability, was $1,667 and $1,795, respectively. No third party recoveries have been included in the determination of this reserve, nor are any expected. The remediation is expected to be completed in 1996, and the Company does not currently expect any additional material costs in future years associated with this site beyond that amount accrued.
<F50>
    The Company has various noncancellable lease agreements for sales offices, warehouses, computers, and other equipment. Total rental expense for the years ended December 31, 1995, 1994, and 1993 was $6,225, $5,088, and $5,010,
respectively. Future minimum payments, by year and in the aggregate, under noncancellable capital leases and operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 1995:

                              Capital             Operating
                               Leases                Leases
   1996                       $ 1,116               $ 5,654
   1997                           960                 4,246
   1998                           786                 2,810
   1999                           693                 2,090
   2000                           693                 1,138
   Future years                 5,119                   660
Total minimum lease payments    9,367
Amounts representing interest   3,131
Present value of net minimum
   payments                     6,236
Current portion                   676
Long-term portion             $ 5,560
<F50>
15.  Major Market Segment Information

     The Company operates in two major market segments, Industrial Products and Water Technologies. The Industrial Products segment produces and sells pumps used in various industries including pulp and paper,chemical processing, petrochemical, food and beverage, oil, mining, municipal, and provides parts and repair services for various types of pumps and other rotating equipment. The Water Technologies segment produces and sells pumps for residential, farm, irrigation, and commercial/industrial use. Intersegment sales and sales between geographic areas are not material.

                                                                    1995(4)           1994             1993
 Net sales:
   Industrial Products                                          $377,399          $323,254         $316,125
   Water Technologies                                            341,364           262,222          239,567
   Total net sales                                              $718,763          $585,476         $555,692
 Operating earnings:
   Industrial Products                                          $  9,258(3)       $ 18,224(1)      $ 18,497
   Water Technologies                                             31,195(3)         20,896(1)        21,122
       Total operating earnings                                   40,453            39,120           39,619
 General corporate expenses                                        6,193             7,083            5,631
 Interest expense-net                                              9,548             3,515            3,494
 Other income-net                                                   (384)           (1,121)          (3,921)
 Earnings before income taxes
   and cumulative effect of
   accounting change                                            $ 25,096          $ 29,643         $ 34,415

 Identifiable assets:
   Industrial Products                                          $243,186          $205,079         $219,129
   Water Technologies                                            278,241           214,356          186,991
   Investments in affiliates                                       1,207             1,178           12,774
   Investment in Vogel                                                --            17,800               --
   General corporate assets                                       31,352            18,828           19,608
     Total assets                                               $553,986          $457,241         $438,502

 Geographic Areas
 Net sales:
   United States                                                $466,234          $428,002         $404,014
   Europe                                                        183,336            99,613           95,569
   Other foreign                                                  69,193            57,861           56,109
     Total net sales                                            $718,763          $585,476         $555,692

 Operating earnings:
   United States                                                $ 30,343          $ 36,181         $ 28,575
   Europe                                                          9,616             5,390            7,196
   Other foreign                                                     494            (2,451)           3,848
     Total operating earnings                                     40,453            39,120           39,619
 General corporate expenses                                        6,193             7,083            5,631
 Interest expense-net                                              9,548             3,515            3,494
 Other income-net                                                   (384)           (1,121)          (3,921)
 Earnings before income taxes
   and cumulative effect of
   accounting change                                            $ 25,096          $ 29,643         $ 34,415

 Identifiable assets:
   United States                                                $252,905          $243,220         $258,780
   Europe                                                        233,821           137,540          108,918
   Other foreign                                                  34,701            38,675           38,422
   Investments in affiliates                                       1,207             1,178           12,774
   Investment in Vogel                                                --            17,800               --
   General corporate assets                                       31,352            18,828           19,608
     Total assets                                               $553,986          $457,241         $438,502

 Other Information               Depreciation             Property Additions            Export Sales
                        1995(4)      1994       1993    1995(4)     1994        1993    1995(4)      1994       1993

 Industrial Products   $14,142    $14,901    $14,474   $17,416   $11,893    $11,414   $52,137     $45,328    $51,894
 Water Technologies     11,605      9,698      9,952    15,463    15,456     13,100    16,923      12,851     10,316
 Corporate                 269        326        362       589       731        136        --          --         --
                       $26,016    $24,925    $24,788   $33,468   $28,080    $24,650   $69,060(2)  $58,179    $62,210

<F54>

 1 Includes the impact of the restructuring charge (IP - $3,332; WT - $127) and the provision for environmental litigation (WT - $3,454).

 2 Represents sales from the United States to external customers in Europe, the Middle East, and Africa of
   $21,805; Latin America of $25,095; and Asia Pacific of $22,160.

 3 Includes the impact of the restructuring charge (reversal) (IP - $19,217; WT - ($704)) and the reversal of a provision for environmental litigation (WT - ($890)).  WT s reversal for restructuring specifically relates to Goulds Pumps, B.V.

  4 Prior to 1995, Goulds Pumps B.V. was part of Industrial Products.  In 1995, it became part of Water
   Technologies.

<F50>

16.  Quarterly Financial Data
      (Unaudited)

 Quarter ending              3/31/95      6/30/95     9/30/95     12/31/95

 Net sales                  $160,052     $180,693    $191,474     $186,544
 Gross profit                 45,491       51,822      55,536       51,864

 Net earnings (loss)           5,434        8,274       8,924       (4,560)

 Net earnings (loss) per share   .26          .39         .42         (.21)
 Dividends per share             .20          .20         .20          .20


 Quarter ending              3/31/94      6/30/94     9/30/94     12/31/94

 Net sales                  $136,645     $150,128    $154,858     $143,845
 Gross profit                 37,848       44,289      44,359       40,594

 Net earnings                  3,817        5,497       5,139        3,748

 Net earnings per share          .18          .26         .24          .18
 Dividends per share             .20          .20         .20          .20
<F50>

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                 PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Pages 1 through 6 of the Proxy Statement dated March 28, 1996, for the Company's Annual Meeting of Stockholders, contain information concerning directors which is incorporated herein by reference. Information concerning executive officers is included in Part I of this on Annual Report Form 10-K, following Item 1.


ITEM 11.  EXECUTIVE COMPENSATION

Pages 6 through 10, and 12 through 15 of the Proxy Statement contain information concerning executive compensation which is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Page 5 of the Proxy Statement contains information concerning ownership of the Company's common stock which is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pages 3 and 11 of the Proxy Statement contain information concerning transactions with directors and others which is incorporated herein by reference.


                                  PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  (1)  Financial Statements:

     The financial statements of the Company are included in Part II, Item 8.


                                                           Page in
                                                          Form 10-K

     (2)  Independent Auditors' Report on Financial
          Statement Schedules                               48

          The following schedules are included in this Annual Report on Form 10-K:

          II - Valuation and Qualifying Accounts            49

     All other Financial Statement Schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements.
<F50>
(b)  Reports on Form 8-K:

     No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1995.

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

          By-Laws as amended on December 15, 1995 (filed as Exhibit 3 on page 50 of the Annual Report on Form 10-K).

     (10) Material Contracts:

     (iii) Compensatory Plans for Officers and Directors:

     * Severance Agreement dated August 23, 1994 between Goulds Pumps, Incorporated, and Stephen V. Ardia (filed as Exhibit 10(A) on page 57 of Form 10-K for year ended December 31, 1994).

     * Memorandum of Understanding dated June 27, 1994 between Goulds Pumps, Incorporated, and Thomas C. McDermott (filed as Exhibit 10(B) on page 61 of Form 10-K for year ended December 31, 1994).

     * Goulds Pumps, Incorporated Supplemental Benefit Plan for Non-Employee Directors and Goulds Pumps, Incorporated Retirement Plan for Non-employee Directors, both effective June 21, 1994 (filed as Exhibits 10(C) and 10(D) on pages 64 and 71, respectively, of Form 10-K for year ended December 31, 1994).

     * Goulds Pumps, Incorporated 1994 Incentive Plan to Increase Stockholder Value, effective on May 4, 1994 (filed as Exhibit A on page 19 of Proxy Statement dated March 31, 1994).

     * Goulds Pumps, Incorporated 1994 Stock Option Plan for Non-Employee Directors, effective on date May 4, 1994 (filed as Exhibit B on page 35 of Proxy Statement dated March 31, 1994).

     * Goulds Pumps, Incorporated Supplemental Executive Pension Plan, effective January 1, 1992 (filed as Exhibit 10 on page 29 of Form 10-K for year ended December 31, 1991).
<F50>
     * Goulds Pumps, Incorporated Senior Executive Severance Agreement, effective May 12, 1983 (Exhibit 19, Form 10-Q for quarter ended June 30, 1983).

     * Goulds Pumps, Incorporated Investment and Stock Ownership Plan (filed on May 8, 1984, Form S-8, Registration Statement No. 2-90969).

     * Goulds Pumps, Incorporated Revised Incentive Stock Option Plan, effective March 19, 1987 (Form S-8 Registration Statement No. 2-78145, filed on June 25, 1982. Appendices No. 1 and No. 2 to the prospectus filed with SEC on June 8, 1983 and May 8, 1987, respectively).

     * Goulds Pumps, Incorporated Stock Purchase Plan for Employees (Form S-8 Registration Statement No. 2-64530, filed on May 21, 1979).

     * Goulds Pumps, Incorporated 1988 Stock Incentive Plan (Form S-8 Registration Statement No. 33-22902 filed on July 5, 1988).

     (11) Computation of Earnings Per Share:
          See page 64 of this Annual Report on Form 10-K.

     (21) Subsidiaries of the Registrant:
          See page 65 of this Annual Report on Form 10-K.

     (23) Consents of Experts and Counsel:
          For Independent Auditors Consent see page 66 of this Annual Report on Form 10-K.

     (27) Financial Data Schedule (filed electronically only).


          All other exhibits are omitted because they are not applicable or the required information is shown elsewhere in this Annual Report on Form 10-K.

     * Incorporated herein by reference to the filed document indicated in parenthesis.
<F50>
INDEPENDENT AUDITORS' REPORT

Goulds Pumps, Incorporated:



We have audited the consolidated balance sheets of Goulds Pumps, Incorporated and subsidiaries as of December 31, 1995 and 1994 and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995, and have issued our report thereon dated January 25, 1996; such report is included elsewhere in this Annual Report on Form 10-K. Our audits also included the financial statement schedule of Goulds Pumps, Incorporated and subsidiaries, listed in Item 14(a)2. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




s/Deloitte & Touche LLP
Deloitte & Touche LLP

Rochester, New York
January 25, 1996
<F50>
Schedule II



            GOULDS PUMPS, INCORPORATED AND CONSOLIDATED SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                 (IN THOUSANDS)



                             BALANCE      ADDITIONS                    BALANCE
                        AT BEGINNING     CHARGED TO     DEDUCTIONS      AT END
                             OF YEAR         INCOME        (1)         OF YEAR


Allowance for Doubtful
Accounts, Deducted from
Trade Receivables:

       1995...........         $2,838(2)   $2,209       $2,040         $3,007

       1994...........         $2,177       $1,172      $  956         $2,393

       1993...........         $2,408       $  814      $1,045         $2,177










(1)  Accounts written off, less recoveries.

(2)  Includes opening balance of Vogel which was acquired in 1995.
<F50>



                                EXHIIT 3


                    The following pages comprise the

                           Goulds Pumps, Inc.

                By-Laws, as amended on December 15, 1995
<F50>

                                 BY-LAWS
                                   of
                       GOULDS PUMPS, INCORPORATED
         (Incorporated under the Laws of the State of Delaware)


Article 1
                                LOCATION

     BY-LAW 1.1 The principal business office of the Corporation shall be in the Village of Seneca Falls, State of New York. The registered office of the Corporation in the State of Delaware shall be at 100 West Tenth Street, in the City of Wilmington, County of New Castle, and the registered agent in charge thereof shall be The Corporation Trust Company.

     BY-LAW 1.2 The Corporation may also have offices in such other places as the Board of Directors may designate.


Article 2
                              STOCKHOLDERS

     BY-LAW 2.1 The Annual Meeting of the stockholders of this corporation shall be held at 10:00 a.m. on April 22, 1992, and on such date and time in succeeding years as the Board shall designate for the election of Directors and such other business as may properly come before the meeting. The meeting shall be held at the office of the Corporation in the Village of Seneca Falls, State of New York or at such other location as may by the Board of Directors. Written notice of the time, place and purpose of such meeting shall be served, either personally or by mail, not less than ten days nor more than sixty days before the meeting, upon each stockholder of record entitled to vote at such meeting, and if mailed, such notice shall be directed to the stockholder at his address books of the Corporation. All business pertaining to the affairs of the Corporation which the stockholders have the right and power to transact may be transacted at the Annual Meeting regardless of whether notice thereof is included in the notice of the meeting, except business of which stockholders must have formal notice by statutory requirement.

   BY-LAW 2.2 Special meetings of stockholders may be called at any time by the Board of Directors, by the President or by the vote of the stockholders assembled in any annual or special meeting, and shall be held at the principal business office of the Corporation at Seneca Falls, New York or at such other location as may be determined by the Board of Directors, President or stockholders. Notice of every special stockholder's meeting, stating the time, place and object thereof, shall be given by mailing, postage prepaid, at least ten days and not more than sixty days before such meeting, a copy of said notice addressed to each stockholder at his post office address as the same appears on the books of the Corporation. No business other than that stated in such notice shall be transacted at any such meeting.
<F50>
     BY-LAW 2.3 At all meetings of stockholders there shall be present, either in person or by proxy, stockholders holding at least one-third of the shares entitled to vote in order to constitute a quorum, except where otherwise provided by law.

     BY-LAW 2.4 Stockholders entitled to notice of and to vote at any regular or special meeting shall be those who are stockholders of record on the books of the Corporation at a time to be determined by the Board of Directors, which time shall be not more than sixty nor less than ten days prior to the date of such meeting. At any regular or special meeting each stockholder entitled to vote shall have one vote for each share of stock standing in his name on the books of the Corporation and may cast such vote in person or by proxy.

     BY-LAW 2.5 At all meetings of stockholders all questions except those the manner of disposing of which is especially regulated by the Certificate of Incorporation or by law, shall be determined by vote of a majority of shares present in person or represented by proxy at the meeting and entitled to vote on the subject matter. The voting shall be by written ballot or as the chairman of the meeting shall otherwise determine.

     BY-LAW 2.6 Either the Board of Directors or, in the absence of a designation of inspectors by the Board, the chairman of any meeting of stockholders may, in its or such person's discretion, appoint two or more inspectors to act at any meeting of stockholders. Such inspectors shall perform such duties as shall be specified by the Board or the Chairman of the meeting. Inspectors need not be stockholders. No Director or nominee for the office of Director shall be appointed such inspector.

     BY-LAW 2.7 The order of business at the Annual Meeting of Stockholders shall be as determined by the Chairman of the Board and/or the President in conformance with applicable laws.

     BY-LAW 2.8 The Corporation shall keep at its principal business office in Seneca Falls, N.Y. or at the office of its transfer agent or registrar in New York State, a record containing the names and addresses of all stockholders, the number and class of shares held by each and the dates when they respectively became the owners of record thereof in written form or in any other form capable of being converted into written form within a reasonable time. The Corporation shall be fully protected in treating the persons in whose names shares stand on the record of stockholders as the owners thereof for all purposes.

     BY-LAW 2.9 A list of stockholders as of the record date, certified by the Secretary,or by the transfer agent, shall be prepared at least ten days before every meeting of stockholders. Such list shall be open to the examination of any stockholder, for any purpose germane to the meeting, during ordinary business hours, for a period of at least ten days prior to the meeting. The list shall also be produced and kept at the time and place of the meeting during the whole time thereof, and may be inspected by any stockholder who is present. If the right to vote at any meeting is challenged, the inspectors of election, or person presiding thereat, shall require such list of stockholders to be produced as evidence of the right of the persons challenged to vote at such meeting, and all persons who appear from such list to be stockholders entitled to vote thereat may vote at such meeting.
<F50>

Article 3
                                DIRECTORS

     BY-LAW 3.1 The Directors of this Corporation, of whom at least one shall be a resident of the State of New York, shall be elected by ballot for the term of one year at the Annual Meeting of the stockholders, except as hereinafter provided. The number of directors shall be between six and ten, as determined by the Board of Directors. The Directors shall be chosen by a plurality vote of the stockholders, voting either in person by proxy, at each annual election. No person shall be a Director unless it shall appear upon the books of the Corporation that he is the owner of at least one share of the stock of the Corporation. In case a Director shall during his term of office cease to be a stockholder, his office as a Director shall thereupon become vacant and the Board of Directors may elect his successor for the unexpired term.

    BY-LAW 3.2 Newly created directorships resulting from an increase in the number of directors and vacancies occurring in the Board of Directors for any reason may be filled by vote of a majority of the Directors then in office, although less than a quorum exists. A Director elected to fill a vacancy shall be elected to hold office for the unexpired term of his predecessor, and until his successor has been elected and qualified.

     BY-LAW 3.3 In case of the death or resignation of all members of the Board of Directors, a special meeting of the stockholders may be called as provided by statute, for the election of Directors for the unexpired terms of said deceased or resigned Directors. The manner of electing Directors at such meeting shall be the same as that provided for their election at Annual Meetings.

     BY-LAW 3.4 The Board of Directors may appoint from among its members an Executive Committee of not less than three in number, among whom shall be included the Chairman of the Board and the President, and shall designate one of such members as Chairman. The Board of Directors reserves to itself alone the power to declare dividends, issue stock, recommend to stockholders any action requiring their approval, amend or repeal
By-Laws, change the membership of any committee at any time, fill vacancies therein or in the Board, and discharge any committee either with or without cause at any time. Subject to the foregoing limitations, the Executive Committee shall possess and exercise all other powers of the Board of Directors during the intervals between meetings.
All action by the Executive Committee, or by any other Committee, shall be reported to the Board at its meeting next succeeding such action and shall be subject to confirmation, revision or alteration, except if there be a revision or alteration, the rights of third parties shall not be affected hereby.

     BY-LAW 3.5 The Board of Directors may appoint any other committee or committees for any purpose or purposes not inconsistent with their own powers, which shall have such powers as shall be specified in the resolution of appointment.

     BY-LAW 3.6 The Board of Directors may adopt such rules and regulations for the conduct of their meetings and the management of the affairs of the Corporation as they may deem proper, coincident with the laws of the State of Delaware and with these By-Laws.
<F50>
     BY-LAW 3.7 Any Director or Directors may be removed at a special meeting called for that purpose by the vote of a majority of the shares then entitled to vote at an election of directors.


Article 4
                          MEETING OF DIRECTORS

     BY-LAW 4.1 The Board of Directors shall meet whenever called together by the Chairman of the Board or by the President upon four days notice to each Director, exclusive of Sundays and legal holidays. On the written request of any Director, the Secretary shall call a special meeting of the Board. One-third of the total number of Directors shall constitute a quorum for the transaction of business, except that at meetings called upon the written request of any Director or Directors, a concurring majority vote of the entire Board shall be necessary for taking any action. The Annual
Meeting of the Board shall be held immediately after the Annual
Meeting of the stockholders, or any adjournment thereof, and no notice other than that herein contained shall be necessary.

    BY-LAW 4.2 Meetings of the Board of Directors may be held at the principal office of the Corporation in the Village of Seneca Falls, New York or any other place designated in the notice calling the meeting.

     BY-LAW 4.3 Any action required or permitted to be taken by the Board or any committee thereof may be taken without a meeting if all members of the Board or the committee thereof consent in writing to the adoption of a resolution authorizing the action to be taken. The resolution and written consent or written consents thereto by the members of the Board or committee shall be filed with the minutes of the proceedings of the Board or committee.

     BY-LAW 4.4 Any one or more members of the Board or any committee thereof may participate in a meeting of such Board or committee by means of a conference telephone or similar communications equipment allowing all persons participating in the meeting to hear each other at the same time.
Participation by such means shall constitute presence in person at a meeting.


Article 5
                           POWERS OF DIRECTORS

     BY-LAW 5.1 The Board of Directors shall have the management of the Business of the Corporation, and in addition to the powers and authority of these By Laws expressly conferred upon them, may exercise all such powers and do all such acts and things as may be exercised or done by the Corporation, but subject, nevertheless, to the provisions of the statutes, of the Certificate of Incorporation and of these By-Laws, and to any regulations from time to time made by the stockholders, provided that no regulations so made shall invalidate any prior act of the Directors which would have been valid if not been made.
<F50>
     BY-LAW 5.2 The Corporation shall have power to indemnify any person who was or is a party or is threatened to be made a party to any threatened pending or completed action, suit or proceeding by reason of the fact that he is or was a Director, officer, employee or agent of the Corporation, or is or was serving at the request of the Corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, to the full extent permitted by law.


Article 6
                                OFFICERS

     BY-LAW 6.1 At the Annual Meeting of Directors held immediately following the Annual Meeting of Stockholders, the Board of Directors shall elect from its members a Chairman of the Board and a President.
The offices of Chairman of the Board and President may be held by one individual and if held by two individuals, the Board shall designate who shall be the Chief Executive Officer. The Board shall also Vice-Presidents, a Secretary, a Controller and a Treasurer, and may also officers as may in their discretion be desirable, either from among its members The Board shall specify the duties assigned to each officer. The Board may also designate appropriate descriptive titles for the Vice Presidents and other Officers.
The Officers so elected shall serve as such until the next Annual Meeting of the Board of Directors or until their respective successors are elected and qualified or during the pleasure of the Board. The Chairman of the Board shall preside at all meetings of the Board of Directors at which he is present, and shall act as chairman of meetings of stockholders. All officers shall also have such other powers and duties as may be assigned to them by the Board of Directors. In the event the Chairman of the Board is also designated as Chief Executive Officer, he shall have general charge and supervision of the business and affairs of the Corporation and fulfill the instructions of the Board. The President may make interim appointments of Assistant Treasurers, Assistant Secretaries, and Assistant Controllers not exceeding three of each and he may also remove them from office.

     BY-LAW 6.2 The President in the absence of the Chairman of the Board, shall preside at all meetings of the Board of Directors and shall act as chairman of meetings of stockholders. He shall have, on behalf of the Corporation, power to sign or counter-sign stock certificates, contracts, documents and commercial papers necessary for the transfer of corporate business as permitted by law and these By-Laws. He shall submit a complete annual report of the operations and condition of the Corporation to the stockholders at or prior to their annual meeting and from time to time shall report to the Directors as to all matters within his knowledge which the interests of the Corporation may require be brought to their notice. He shall have the general powers and duties of supervision and management usually so vested in the office of a president of a corporation. He shall discharge all other duties and shall have such additional powers as may be imposed upon him by law, these By-Laws or delegated to him by the Board of Directors or by the Chairman of the Board if such Chairman is also the Chief
Executive Officer.
<F50>
     BY-LAW 6.3 In the absence or incapacity of the President, the Executive Vice-President, if there be one, shall perform the duties and have the powers of the President. In the absence or incapacity of both the President and Executive Vice-President, any Vice-President who is at the main office of the Corporation during such absence and who is both a stockholder and a member of the Board of Directors, shall perform duties and have the powers of the President during such absence or incapacity or until the Board shall otherwise determine. The Vice-Presidents shall perform such other duties as may be assigned to them by the Board of Directors or by the President.

     BY-LAW 6.4 The Secretary shall keep the minutes of the Board of Directors and the minutes of the meetings of stockholders. He shall attend to the giving and serving of all notices of the Corporation. He shall affix the seal of the Corporation to all certificates of stock when signed by the President and Secretary. He shall have charge of the certificate book and seal, and such other books as the Board may direct. He shall attend to such correspondence as may be assigned to him and perform all the duties incidental to his office.

He shall sign the certificates of stock signed by the President.
The Secretary shall exhibit at the proper time and during usual business hours to a person legally entitled, and upon proper written demand, the minutes of proceedings of the stockholders and the record of stockholders. In the absence or incapacity of the Secretary, the Assistant Secretaries or either of them, shall perform the duties and have the powers of the Secretary.

     BY-LAW 6.5 The Controller shall have charge of and jurisdiction over all books and records pertaining to the accounts of the Corporation.
He will keep the general books of accounts of the Corporation in his office. Upon proper written application he shall exhibit such records in his office to any stockholder legally entitled at an appropriate time during the usual business hours of the Corporation. In the absence or incapacity of the Controller, the Assistant Controllers or either of them shall perform the duties and have the powers of the Controller.

     BY-LAW 6.6 The Treasurer will have the custody of all funds and securities of the Corporation. In the absence or incapacity of the Treasurer, the Assistant Treasurers, or either of them, shall perform the duties and have the powers of the Treasurer. If required by the Board of Directors, the Corporation shall obtain and carry a surety bond on the Treasurer and Assistant Treasurers in such amount as the Board of Directors shall fix for their integrity in the handling of its funds and securities and the faithful performance of their duties.

     BY-LAW 6.7 The Counsel of the Corporation shall prepare all such contracts and agreements required in the business of the Corporation as may be referred to him by the officers. He shall inspect and pass upon all such instruments as may be presented to the Corporation and of sufficient importance to justify such examination and shall advise with the officers of the Corporation in such legal matters pertaining to the affairs of the Corporation as may require his consideration.

     BY-LAW 6.8 All checks, notes, drafts and such other commercial papers as shall be necessary in the transaction of the business of the Corporation shall bear the signatures of the President or any Vice-President, and the Treasurer or any Assistant Treasurer, or of such other person or persons as may be authorized by the Board of Directors.
<F50>
     BY-LAW 6.9 The President, Vice-President, Secretary, Treasurer, Assistant Secretaries, or Assistant Treasurers, or any one of them, is hereby authorized and empowered, whenever such officer shall deem it necessary and proper for the best interests of the Corporation, to execute in the name of the Corporation, and under its Corporate Seal, the following:

             A. Powers of Attorney and releases or other similar instruments to facilitate the collection or compromise of debts due the Corporation.

             B. Powers of Attorney or similar instruments providing sales authority to representatives to bind the Corporation.

             C. Leases for a term not exceeding five years.

             D. Assignments or discharges of mortgages or judgments belonging to it upon payment of compromise settlement thereof.

Article 7
                        CAPITAL STOCK

    BY-LAW 7.1 Certificates of stock shall be numbered in the order in which they are issued, and shall be signed by the President and the Secretary, and sealed with the seal of the Corporation. Such seal may be a facsimile, engraved or printed. Where any such certificate is signed by a Transfer Agent or Transfer Clerk and by a Registrar, the signatures of such President and Secretary upon such certificates may be facsimiles, engraved or printed. In case any such officer who has signed or whose facsimile signature has been placed upon such certificate shall have ceased to be such before such certificates is issued,it may be issued by the Corporation with the same effect as if such officer had to be such at the date of its issue.

     The Certificates may or may not be bound in a book, and shall be issued in consecutive order, and on the coupon or other record thereof, shall be entered the name and address of the person owning the shares therein represented, the number of shares, and the date of issuing thereof.

     All Certificates exchanged or returned to the Corporation shall be marked "cancelled", with the date of cancellation, by the Secretary, and shall be immediately pasted in the Certificate Book opposite the memorandum of its issue or filed in numerical order with cancelled certificates.

     BY-LAW 7.2 The shares of the Corporation shall be transferable only upon its books by the holders thereof in person or by their duly authorized attorneys or legal representatives, and upon such transfer the old certificates duly endorsed or accompanied by evidence of succession, assignment or authority to transfer shall be surrendered to the Corporation by the delivery thereof to the person in charge of the list of stockholders and the transfer books and ledgers, or the transfer agent, or to such other person may designate, by whom they shall be cancelled, and new certificates shall thereupon be issued. In the case of a lost certificate, the Corporation may waive the surrender thereof and accept satisfactory proof and attestation of the fact and indemnity.

<F50>
Article 8
                                DIVIDENDS

     BY-LAW 8.1 To the extent permitted by law, dividends shall be declared and paid upon the capital stock of the Corporation as often, at such times and in such amounts as the Board of Directors may determine.


Article 9
                                  SEAL

     BY-LAW 9.1 The seal of the Corporation shall be in the form of a circle bearing the name of the Corporation.


Article 10
                                 NOTICES

     BY-LAW 10.1 Whenever under the provisions of these By-Laws notice is required to be given to any Director, officer or stockholder, it shall not be construed to mean that such notice must be served personally, but such notice may be given in writing by depositing the same in the Post Office or Letter Box in a postpaid wrapper addressed to each Director, officer or stockholder at his home or business address as the same appears on the books of the Corporation, and the date when the same shall be mailed shall be deemed to be the date of the giving of such notice.

     BY-LAW 10.2 The stockholders, officers, or Directors may waive in writing any notice required to be given by these By-Laws or pursuant to any statute of the State of Delaware.

Article 11
                               AMENDMENTS

     BY-LAW 11.1 These By-Laws may be amended or repealed, and new By-Laws may be made and adopted, by the stockholders or by the Board of Directors.

Article 12
                             INDEMNIFICATION

     BY-LAW 12.1 The Corporation shall to the fullest extent permitted by applicable laws then in effect indemnify any person (the "Indemnitee") who is or was a director or officer of the Corporation and who is or was involved in any manner (including, without limitation, as a party or a witness) or is threatened to be made so involved in any threatened, pending or completed investigation, claim action, suit or proceeding, whether civil, criminal, administrative or investigative (including without limitation or proceeding by or in the right of the Corporation to procure a judgment "Proceeding")
<F50>
by reason of the fact that such person is or was a director or agent of the Corporation, or is or was serving at the request of the Corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise (including, without limitation, any employee benefit plan) against all expenses (including attorneys' fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by such person in connection with such Proceeding; provided, however, that, except as provided in BY-LAW 12.4(d), the foregoing apply to a director or officer of the Corporation with respect to a Proceeding that was commenced by such director or officer prior to a Change in Control (as hereinafter defined). Such indemnification shall be a contract right and shall include the right to receive payment in advance of any expenses incurred by the Indemnitee in connection with such Proceeding, consistent with the provisions of applicable law as then in effect.

     BY-LAW 12.2 The Corporation may purchase and maintain insurance to protect itself and any person entitled to indemnification under this Article against any expenses, judgments, fines and amounts paid in settlement as specified in this article or incurred by any such person in connection with any Proceeding referred to in this article, to the fullest extent permitted by applicable law as then in effect. The Corporation may enter into contracts with any person entitled to indemnification under this Article in furtherance of the provisions of this Article and may create a trust fund, grant a security interest or use other means (including, without limitation, a letter of credit) to ensure the payment of such amounts as may be necessary to effect indemnification as provided in this Article.

     BY-LAW 12.3 The right of indemnification provided in this Article shall not be exclusive of any other rights to which those seeking indemnification may otherwise be entitled, and the provisions of this Article shall inure to the benefit of the heirs and legal representatives of any person entitled to indemnity under this Article and shall be applicable to Proceedings commenced or continuing after the adoption of this Article, whether from acts or omissions occurring before or after such adoption.

     BY-LAW 12.4 In furtherance, but not in limitation of the foregoing provisions, the following procedures, presumptions and remedies shall, to the extent permitted by applicable law, apply with respect to advancement of expenses and the right to indemnification under this Article:

             (a) Advancement of Expenses. All reasonable expenses incurred by or on behalf of the Indemnitee in connection with any Proceeding shall be advanced to the Indemnitee by the Corporation within 20 calendar days after the receipt by the Corporation of a statement or statements from the Indemnitee requesting such advance or advances from time to time, whether prior to or after final disposition of such Proceeding. Such statement or statements shall reasonably evidence the expenses incurred by the Indemnitee and, if required by law at the time of such advance, shall include or be accompanied by an undertaking by or on behalf of the Indemnitee to repay the amounts advanced if it should ultimately be determined that the Indemnitee is not entitled to be indemnified against such expenses pursuant to this Article.
<F50>

            (b)  Procedure for Determination of Entitlement to Indemnification.
(i) To obtain indemnification under this Article, an Indemnitee shall submit to the Secretary of the Corporation a written request, including such documentation and information as is reasonably available to the Indemnitee and reasonably necessary to determine whether and to what extent the Indemnitee is entitled to indemnification (the "Supporting Documentation"). The determination of the Indemnitee's entitlement to indemnification shall be made not later than 60 calendar days after receipt by the Corporation of the written request for indemnification together with the Supporting Documentation.
The Secretary of the Corporation shall, promptly upon receipt of such a request for indemnification, advise the Board of Directors in writing that the Indemnitee has requested indemnification.

               (ii) The Indemnitee's entitlement to indemnification under this Article shall be determined in one of the following ways: (A) by a majority vote of the Disinterested Directors (as hereinafter defined), if they constitute a quorum of the Board of Directors;
(B) by a written opinion of Independent Counsel (as hereinafter defined) if (x) a Change in Control (as hereinafter defined) shall have occurred and the Indemnitee so requests or (y) a quorum of the Board of Directors consisting of Disinterested Directors is not obtainable or, even if obtainable, a majority of such Disinterested Directors so directs; (C) by the stockholders of the Corporation (but only if a majority of the Disinterested
Directors, if they constitute a quorum of the Board of Directors, presents the issue of entitlement to indemnification to the stockholders for their determination); or (D) as provided in BY-LAW 12.4(c).

               (iii) In the event the determination of entitlement to indemnification is to be made by Independent Counsel pursuant to BY-LAW 12.4(b)(ii), a majority of the Disinterested Directors shall select the Independent Counsel, but only an Independent Counsel to which the Indemnitee does not reasonably object; provided, however, that if a Change in Control shall have occurred, the Indemnitee shall select such Independent Counsel, but only an Independent Counsel to which the Board of Directors does not reasonably object.

             (c) Presumptions and Effect of Certain Proceedings. Except as otherwise expressly provided in this Article, the Indemnitee shall be presumed to be entitled to indemnification under this Article upon submission of a request for indemnification together with the Supporting Documentation in accordance with BY-LAW 12.4(b)(i), and thereafter the Corporation shall have the burden of proof to overcome that presumption in reaching a contrary determination. In any event, if the person or persons empowered under BY-LAW 12.4(b) to determine entitlement to indemnification shall not have been appointed or shall not have made a determination within 60 calendar days after receipt by the Corporation of the request therefor together with the Supporting Documentation, the Indemnitee shall be deemed to be entitled to indemnification and the Indemnitee shall be entitled to such indemnification unless (A) the Indemnitee misrepresented or failed to disclose a material fact in making the request for indemnification or in the Supporting
Documentation or (B) such indemnification is prohibited by law.
The termination of any Proceeding described in BY-LAW 12.1, or of any claim, issue or matter therein, by judgment, order, settlement or conviction, or upon a plea of nolo contendere or its equivalent, shall not, of itself, adversely affect the right of the Indemnitee to indemnification or create a presumption that the Indemnitee did not act in good faith and in a manner which the Indemnitee reasonably believed to be in or not opposed to the best interests of the corporation or, with respect to any criminal Proceeding, that the Indemnitee had reasonable cause to believe that his conduct was unlawful.
<F50>
             (d) Remedies of Indemnitee. (i) In the event that a determination is made pursuant to BY-LAW 12.4(b) that the indemnitee is not entitled to indemnification under this Article, (A) the Indemnitee shall be entitled to seek an adjudication of his entitlement to such indemnification either, at the Indemnitee's sole option, in (x) an appropriate court of the State of Delaware or any other court of competent jurisdiction or (y) an arbitration to be conducted by a single arbitrator pursuant to the rules of the American Arbitration Association; (B) any such judicial proceeding or arbitration shall be de novo and the Indemnitee shall not be prejudiced by reason of such adverse determination; and (C) in any such judicial proceeding or arbitration the Corporation shall have the burden on proving that the Indemnitee is not entitled to indemnification under this Article.

               (ii) If a determination shall have been made or deemed to have been made, pursuant to BY-LAW 12.4(b) or (c), that the Indemnitee is entitled to indemnification, the Corporation shall be obligated to pay the amounts constituting such indemnification within five days after such determination has been made or deemed to have been made and shall be conclusively bound by such determination unless (A) the Indemnitee misrepresented or failed to disclose a material fact in making the request for indemnification or in the Supporting Documentation or (B) such indemnification is prohibited by law. In the event that (x) advancement of expenses is not timely made pursuant to BY-LAW 12.4(a) or (y) payment of indemnification is not made within five calendar days after a determination of entitlement to indemnification has been made or deemed to have been made pursuant to BY-LAW 12.4(b) or (c), the Indemnitee shall be entitled to seek judicial enforcement of the Corporation's obligation to pay to the Indemnitee such advancement of expenses or indemnification. Notwithstanding the foregoing, the Corporation may bring an action, in an appropriate court in the State of Delaware or any other court of competent jurisdiction, contesting the right of the Indemnitee to receive indemnification hereunder due to the occurrence of an event described in subclause (A) or (B) of this clause (ii) (a "Disqualifying Event"); provided, however, that in any such action the Corporation shall have the burden of proving the occurrence of such Disqualifying Event.

               (iii) The Corporation shall be precluded from asserting in any judicial proceeding or arbitration commenced pursuant to this BY-LAW 12.4(d) that the procedures and presumptions of this Article are not valid, binding and enforceable and shall stipulate in any such court or before any such arbitrator that the Corporation is bound by all the provisions of this Article.

               (iv) In the event that the Indemnitee, pursuant to this BY-LAW 12.4(d), seeks a judicial adjudication of or an award in arbitration to enforce his rights under, or to recover damages for breach of, this Article, the Indemnitee shall be entitled to recover from the Corporation, and shall be indemnified by the Corporation against, any expenses actually and reasonably incurred by the Indemnitee if the Indemnitee prevails in such judicial adjudication or arbitration. If it shall be determined in such adjudication or arbitration that the Indemnitee is entitled to receive part but not all of the indemnification or advancement of expenses sought, the expenses incurred by the Indemnitee in connection with such judicial adjudication or arbitration shall be prorated accordingly.

             (e)  Definitions. For purposes of this BY-LAW 12.4:
<F50>
             (i) "Change in Control" means a change in control of the Corporation of a nature that would be required to be reported in response to
Item 6(a) (or any successor provision) of Schedule 14A of Regulation 14A promulgated under the Securities Exchange Act of 1934 (the "Act"), whether or not the Corporation is then subject to such reporting requirement; provided that, without limitation, such a change in control shall have occurred if (A) any "person" (as such term is used in Sections 13(d) and Act) is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the or indirectly, of securities of the Corporation representing 20% or more of the combined voting power of the Corporation's then outstanding securities without the prior approval of at least two-thirds of the members of the Board of Directors in office immediately prior to such acquisition; (B) the Corporation is a party to any merger or consolidation in which the Corporation is not the continuing or surviving corporation or pursuant to which shares of the Corporation's Common Stock would be converted into cash, securities or other property, other than a merger of the Corporation in which the holders of the Corporation's Common Stock immediately prior to the merger have the same proportionate ownership of commonstock of the surviving corporation immediately after the merger; (C) there is a sale, exchange or other transfer (in one transaction or a series of related transactions) of all, or substantially all, the assets of the Corporation, or a liquidation or dissolution of the Corporation; or (D) during any period of two consecutive years, individuals who at the beginning of such period constituted the Board of Directors (including for this purpose any new director whose election or nomination for election by the Corporation's stockholders was approved by a vote of at least a majority of the directors then still in office who were directors at the beginning of such period) cease for any reason to constitute at least a majority of the Board of Directors.

             (ii) "Disinterested Director" means a director of the Corporation who is not or was not a party to the Proceeding in respect of which indemnification is sought by the Indemnitee.

             (iii) "Independent Counsel" means a law firm or a member of a law firm-that neither presently is, nor in the past five years has been, retained to represent: (a) the Corporation or the Indemnitee in any matter material to either such party or (b) any other party to the Proceeding giving rise to a claim for indemnification under the Article.
Notwithstanding the foregoing, the term "Independent Counsel" shall not include any person who, under the applicable standards of professional conduct then prevailing under the law of the State of Delaware, would have a conflict of interest in representing either the Corporation or the Indemnitee in an action to determine the Indemnitee's rights under this Article.

     BY-LAW 12.5 Neither the amendment or repeal of, nor the adoption of a provision inconsistent with, any provision of this article (including, without limitation, this BY-LAW 12.5) shall adversely affect the rights of any director or officer under this Article (i) with respect to any Proceeding commenced or threatened prior to such amendment,repeal or adoption of an inconsistent provision, or (ii) after the occurrence of a Change in Control, with respect to any Proceeding arising out of any action or omission occuring prior to such amendment, repeal or adoption of an inconsistent provision, in either case without the written consent of such director or officer.

<F50>
     BY-LAW 12.6 If any provision or provisions of this Article shall be held to be invalid, illegal or unenforceable for any reason whatsoever: (a) the validity, legality and enforceability of the remaining provisions of this Article (including, without limitation, all portions of any section of this Article containing any such provision held to be invalid, illegal or unenforceable, that are not themselves invalid, illegal or unenforceable) shall not in any way be affected or impaired thereby; and (b) to the fullest extent possible, the provisions of this Article (including, without limitation, all portions of any section of this Article containing any such provision held to be invalid, illegal or unenforceable) shall be construed so as to give effect to the intent manifested by the provision held invalid, illegal or unenforceable.

     BY-LAW 12.7 Notwithstanding any other provision or provisions of this Article, the Corporation may indemnify (including, without limitation, by direct payment) any person (other than a director or officer of the Corporation) who is or was involved in any manner (including, without limitation, as a party or a witness) or is threatened to be made so involved in any Proceeding by reason of the fact that such person is or was an employee or agent of the Corporation, or is or was serving at the request of the Corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise (including, without limitation, any employee benefit plan) against any or all expenses (including attorneys' fees), judgments, fines and amounts paid in settlement incurred in connection with such Proceeding.

<F50>
                              EXHIBIT 11



       GOULDS PUMPS, INCORPORATED AND CONSOLIDATED SUBSIDIARIES

                   COMPUTATION OF EARNINGS PER SHARE

                 (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                1995      1994       1993

a.  Net earnings - as reported.............................................  $18,072   $18,201    $22,548

b.  Actual weighted average number of shares outstanding...................   21,240    21,175     21,126

c.  Primary earnings per share based on actual average shares
    outstanding  (a / b) (1)................................................ $   .85   $   .86    $  1.07

d.  Shares exercisable under outstanding dilutive options..................      893       423        925

e.  Proceeds assuming exercise of outstanding dilutive options.............  $18,650   $ 8,073    $20,164


    Reinvestment of proceeds under "Treasury Stock Method":

f.  Average market price per share during each year or market price at
    year-end (whichever is higher).........................................  $ 25.00   $ 22.34    $ 24.88

g.  Shares to be acquired (e / f)..........................................      746       361        810
h.  Net increase in outstanding shares relative to stock options (d - g)...      147        62        115

i.  Adjusted weighted average shares outstanding (b + h)...................   21,387    21,237     21,241

j.  Earnings per share assuming exercise of
    outstanding options (a / l)............................................  $   .84   $   .86    $  1.06

k.  Dilutive effect on earnings per share (c - j) (2) .....................  $   .01   $    --    $   .01


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

                                EXHIBIT 21

All subsidiaries of Goulds Pumps, Incorporated listed below are included in the consolidated financial statements.

                                          Ownership       State or Country
                                       Percentage as of    Incorporated
Subsidiary                             December 31, 1995   or Organized
AVIS Werbung Gmbh...........................   100          Austria
Bombas Goulds de Mexico, S.A. de C.V........   100          Mexico
Bombas Goulds de Venezuela, C.A.............   100          Venezuela
Environamics Corp...........................   100          Delaware
Goulds Pumps (Asia), Ltd....................   100          Hong Kong
Goulds Pumps Australia......................   100          Australia
Goulds Pumps (Barbados) Ltd.................   100          Barbados
Goulds Pumps B.V............................   100          Netherlands
Goulds Pumps (Delaware).....................   100          Delaware
Goulds Pumps Canada, Inc....................   100          Canada
Goulds Pumps Delaware, Inc..................   100          Delaware
Goulds Pumps Deutschland, Gmbh..............    90          Germany
Goulds Pumps Europe B.V.....................   100          Netherlands
Goulds Pumps Financial Services.............   100          Ireland
Goulds Pumps Korea Co. Ltd..................   100          South Korea
Goulds Pumps Ltd............................   100          United Kingdom
Goulds Pumps Polska.........................   100          Poland
Goulds Pumps (N.Y.), Inc....................   100          New York
Goulds Pumps (Phil.), Inc...................   100          Philippines
Goulds Pumps (Portugal) Comercio DeBombas,
LDA.........................................    75          Portugal
Goulds Pumps (Singapore) PTE, Ltd...........   100          Singapore
Goulds Pumps (Taiwan) Co. Ltd...............   100          Taiwan
Goulds Pumps Trading Corp...................   100          Delaware
Goulds Pumps World Sales (V.I.) Ltd.........   100          U.S. Virgin
Islands
Goulds Pumps World Sales, Ltd. (a FSC)......   100          Guam
GP Investments, Inc.........................   100          Canada
Lowara Belgium, S.A.........................   100          Belgium
Lowara Denmark AS...........................    80          Denmark
Lowara France S.A...........................   100          France
Lowara Ireland Ltd..........................   100          Ireland
Lowara Nederland B.V........................   100          Netherlands
Lowara S.p.A................................   100          Italy
Microtec Pump S.p.A.........................   100          Italy
Ochsner Gas and Compressor Gmbh.............   100          Austria
Ochsner Prozebtechnik Gmbh..................   100          Austria
Ochsner Prozebtechnik KG....................    76          Austria
Ochsner Pumpen Gmbh.........................   100          Germany
Pumpenfabrik Ernst Vogel Gmbh...............   100          Austria
Quality Industrial Technology Co., Ltd......   100          Thailand
Thai Technical Engineered Services Co., Ltd.   100          Thailand
Vogel Export KG.............................   100          Austria
Vogelpumpen DRV Gmbh........................    33          Hungary
World Pump D.O.O............................   100          Slovenia

The Company also had equity investments in Nanjing Goulds Pumps Limited Co., of China, a 45 percent owned joint venture at December 31, 1995. In January 1996, the Company gained a controlling interest in this company by investing an additional $1.4 million, increasing the Company s ownership to 62%. Lowara Co., Ltd. of Osaka, Japan is a 54.8% owned joint venture which Lowara S.p.A. maintains with Tsurumi Company of Japan. The Company owns a 3% interest in Oil Dynamics, Inc., of Oklahoma, which is currently carried on the cost method of accounting.


<F50>

                                EXHIBIT 23






Independent Auditors' Consent




Goulds Pumps, Incorporated:


We consent to the incorporation by reference in Registration Statement Nos. 2-64847, 2-64530, 2-78145, 2-90969, 33-22902, 33-54419, and 33-54437 of Goulds
Pumps, Incorporated and its subsidiaries on Forms S-8 of our reports dated January 25, 1996, appearing in this Annual Report on Form 10-K of Goulds Pumps, Incorporated and its subsidiaries for the year ended December 31, 1995.


s/Deloitte & Touche LLP
Deloitte & Touche LLP

Rochester, New York
March 15, 1996
<F50>





                                SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Goulds Pumps, Inc., has duly caused this behalf by the undersigned, thereunto duly authorized


                                             GOULDS PUMPS, INCORPORATED




                                        By: /s/Thomas C. McDermott
                                               Thomas C. McDermott
                                        (Chairman, Chief Executive Officer
                                           and President)



Date:  March 6, 1996
<F50>
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.





/s/Thomas C. McDermott                                 March 6, 1996
     Thomas C. McDermott                                    Date
     (Chairman, Chief Executive Officer
      and President)




/s/John P. Murphy                                     March 6, 1996
     John P. Murphy                                        Date
     (Vice President and
     Chief Financial Officer)




/s/Peter Oddleifson                                  March 6, 1996
     Peter Oddleifson                                     Date
     (Director)




/s/Melvin Howard                                     March 6, 1996
     Melvin Howard                                        Date
     (Director)




/s/Arthur M. Richardson                              March 6, 1996
     Arthur M. Richardson                                 Date
     (Director)



/s/James C. Miller                                   March 6, 1996
     James C. Miller                                      Date
     (Director)



Listed below are those directors not mentioned above:

                             William W. Goessel
                             Barbara B. Lucas
                              David P. Gruber