Form 10-Q
period 1996-03-31
GOULDS PUMPS INC
filed 1996-05-14
CIK 42791

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

(Mark One)
   [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended March 31, 1996
                                    OR
   [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
           For the transition period
           from.............to..............

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

     As of April 30, 1996, 21,292,612 shares of $1 par value common stock were outstanding.
<F50>
                        GOULDS PUMPS, INCORPORATED

                                   INDEX



                                                               PAGE

                      PART I - FINANCIAL INFORMATION



Item 1.     Condensed Consolidated Balance Sheets -
            March 31, 1996 and December 31, 1995..............   3

            Condensed Consolidated Statements of Earnings -
            Three Months Ended March 31, 1996 and 1995........   4

            Condensed Consolidated Statements of Cash Flows -
            Three Months Ended March 31, 1996 and 1995........   5

            Notes to Condensed Consolidated Financial
            Statements........................................ 6-7


Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations.... 8-13




                       PART II - OTHER INFORMATION



Item 1.     Legal Proceedings................................  14

Item 4.     Submission of Matters to a Vote of Security -
              Holders........................................  14

Item 6.     Exhibits and Reports on Form 8-K................14-15


            Signature......................................... 16

<F50>

Condensed Consolidated Balance Sheets
Goulds Pumps, Incorporated                            March 31,   December 31,
(In thousands)                                            1996           1995
                                                    (Unaudited)      (Audited)
  ASSETS
  Current Assets:
   Cash and cash equivalents                          $  6,034       $  6,383
   Receivables - net                                   152,185        143,819
   Inventories                                         137,922        131,693
   Deferred tax asset                                   19,676         18,972
   Prepaid expenses and other current assets            12,751         16,598
     Total current assets                              328,568        317,465

  Property, plant and equipment - net                  170,422        173,304
  Deferred tax asset                                     9,109          8,834
  Goodwill - net                                        27,308         29,858
  Other assets                                          25,508         24,525
                                                      $560,915       $553,986

  LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
   Short-term borrowings                              $ 45,820       $ 37,904
   Current portion of long-term debt                    17,761         21,716
   Trade payables                                       67,972         71,406
   Compensation and commissions                         20,895         24,265
   Other current liabilities                            51,146         55,245
     Total current liabilities                         203,594        210,536

  Long-term debt                                        84,755         73,454
  Pension                                               26,136         26,302
  Other postretirement benefit obligation               50,961         50,903
  Deferred tax liability and other                       2,867          2,477

  Stockholders' Equity:

   Preferred stock - $20.00 par value: shares -
      authorized:  750,000; issued and outstanding:
      none                                                   -             -
   Common stock - $1.00 par value; shares-authorized:
      90,000,000; issued and outstanding:
      21,292,612 and 21,283,496 shares,
      respectively                                      21,293         21,283
   Additional paid-in capital                           59,604         59,175
   Retained earnings                                   125,720        122,741
   Cumulative translation adjustments and other        (14,015)       (12,885)
      Total stockholders' equity                       192,602        190,314
                                                      $560,915       $553,986


See Accompanying Notes to Condensed Consolidated Financial Statements.
<F50>
Condensed Consolidated Statements of Earnings (Unaudited)
Goulds Pumps, Incorporated
(In thousands except per share data)

                                   Three Months Ended March 31,
                                             1996          1995


Net sales                                $183,581     $160,052


Costs and expenses

Cost of sales                             130,154      114,561

Selling, general and
 administrative expenses                   38,602       33,154

Research and development expenses           2,328        2,030

Interest expense                            2,787        2,118

Interest income                              (325)        (646)

Other (income) expense - net               (1,227)         196


Earnings before income taxes               11,262        8,639

Income taxes                                4,025        3,205


Net earnings                             $  7,237     $  5,434


Net earnings per common share            $    .34     $    .26


Dividends per common share               $    .20     $    .20


Weighted average shares
 outstanding (in thousands)                21,292       21,205


<F50>
      See Accompanying Notes to Condensed Consolidated Financial Statements. Condensed Consolidated Statements of Cash Flows (Unaudited)
Goulds Pumps, Incorporated                   Three Months Ended March 31,
(In Thousands)                                          1996         1995

OPERATING ACTIVITIES:
Net earnings                                         $ 7,237      $ 5,434
Adjustments to reconcile net earnings to net cash
  provided by (applied to) operations:
  Depreciation and amortization                        6,847        6,794
  Gain on sale of product lines                       (1,174)          --
Net changes in assets and liabilities, net of
  effects from acquisition                           (24,520)      (7,505)
  Net cash (applied to) provided by
      operating activities                           (11,610)        4,723

INVESTING ACTIVITIES:
Capital additions                                     (4,279)      (7,220)
Purchases of other assets                               (710)      (1,515)
Proceeds from sale of product lines                    2,723           --
Investment in subsidiary - net of cash acquired          231           --
Other - net                                              152           87
   Net cash applied to investing activities           (1,883)      (8,648)

FINANCING ACTIVITIES:
Proceeds from long-term debt                          30,173       14,752
Payments on long-term debt                           (21,370)      (1,525)
Increase (decrease) in short-term borrowings           8,463       (3,796)
Proceeds from issuance of common stock                   201          411
Dividends paid                                        (4,258)      (4,238)
   Net cash provided by financing activities          13,209        5,604

Effect of exchange rate changes on cash                  (65)      (1,624)

(Decrease) increase in cash and cash equivalents        (349)          55
Cash and cash equivalents:
  Beginning of period                                  6,383        7,374
  End of period                                      $ 6,034      $ 7,429


See Accompanying Notes to Condensed Consolidated Financial Statements.
<F50>
  Goulds Pumps, Incorporated    Form 10-Q
  Part I, Item 1

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of March 31, 1996 and the results of operations and cash flows for the three months ended March 31, 1996 and 1995. All such adjustments are of a normal recurring nature. The results of operations for the three month period ended March 31, 1996 are not necessarily indicative of the results to be expected for the entire year of 1996.

   In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, which will be effective for the Company beginning January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share in its Annual Report on Form 10-K for the year ending December 31, 1996.

   The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the 1995
   Annual Report on Form 10-K which is incorporated by reference.

2. Supplemental Schedule of Cash Flow Information (in thousands):

                                        For the three months ended,
                                    March 31, 1996   March 31, 1995
   Interest paid                       $2,931           $1,494
   Income taxes (refunded) paid        (1,857)           2,099


3. Net income per share of common stock is based upon the weighted average number of shares of common stock outstanding during the period. No effect has been given to options outstanding under the Company's Stock Option Plans as no significant dilutive effect would result from the exercise of these options. See
   Exhibit XI on page 15.
<F50>
4. Inventories were as follows (in thousands):

                                         March 31,  December 31,
                                             1996          1995
                                       (Unaudited)     (Audited)

   Raw materials                       $ 40,555      $ 38,962
   Work-in-process                       60,472        58,097
   Finished goods                        69,335        66,613

   Inventories valued at FIFO/
     average cost                       170,362       163,672
   LIFO allowance                       (32,440)      (31,979)
   Inventories less LIFO allowance     $137,922      $131,693
<F50>
Goulds Pumps, Incorporated     Form 10-Q
Part I, Item 2

Management's Discussion and Analysis of Financial Condition and
Results of Operations

     Management's discussion and analysis reviews the Company's operating results for the three months ended March 31, 1996 and 1995, and its financial condition at March 31, 1996. The focus of this review is on the underlying business reasons for significant changes and trends affecting our sales, net earnings, and financial condition. This review should be read in conjunction with the accompanying condensed consolidated financial statements.

   In an effort to give investors a more complete view of the Company's current condition and future opportunities, this Form 10-Q includes forward looking statements by the Company's management about future performance and results. Because they are forward-looking, these statements about future performance are exposed to certain significant risks such as potential increases in manufacturing costs; market acceptance of or preference for the Company's products; competitive forces; the impact of, and changes in, government regulations, such as trade restrictions or prohibition, import and other charges or taxes; changes in global demand for pumps and pump-related products; availability of the Company's products; cyclicality of industries to which the Company markets certain of its products; general and economic factors in markets where the Company's products are sold, manufactured or marketed; technological factors; and other factors discussed in the Company's filings with the Securities and Exchange Commission.

Overview

     The Company's first quarter 1996 results reflected the highest first quarter level of sales, orders and earnings in its history with increases of 14.7%, 7.8% and 33.2%, respectively, over the
first quarter of 1995.   Earnings per share increased 30.8% over
first quarter 1995 results.

     Net sales for the three months ended March 31, 1996 were $183.6 million, compared with $160.1 million for the first quarter of 1995. First quarter orders in 1996 were $177.7 million compared with 1995 first quarter orders of $164.9 million. Backlog at March 31, 1996 was $140.5 million compared with $146.8 million at March 31, 1995.

     The first quarter 1996 results included a pre-tax charge of approximately $1.2 million for a European management change. However, this charge was fully offset by a gain of approximately $1.2 million on the sale of certain Municipal Business Unit product lines.
<F50>
     In January 1996, the Company purchased a controlling interest in Nanjing Goulds Pumps Limited Co., by investing an additional $1.4 million. This investment increased the Company's ownership from 45% to 62%. As such, the financial results for this affiliate have been consolidated within, and are considered to be immaterial to, the accompanying condensed consolidated financial statements as of March 31, 1996.

     In early March 1996, the Company established a global strategic alliance with John Crane International, a division of TI Group plc, a company headquartered in the United Kingdom. The Company believes that this alliance with John Crane, the world's leading mechanical seal company, will leverage the strengths of both companies to foster product innovation and supply chain integration. As a result of this alliance, the two companies intend to jointly develop pump and seal combinations to enhance plant performance and optimize life cycle costs.

     In March 1996, the Company announced its plans to invest approximately $9 million to expand its Auburn, New York facility to accommodate the manufacturing of Water Systems products
currently produced in the Seneca Falls, New York location.   The
Auburn facility will be expanded by adding 48,500 square feet of manufacturing space and renovating existing office space. This project is anticipated to be completed by mid-1997. The expanded Auburn facility will utilize focused factory cellular manufacturing systems that are expected to provide manufacturing and productivity enhancements to help meet the increasing demand for products and to further improve the Company's competitive position. As of March 31, 1996, no significant costs had been incurred by the Company with respect to this project.

     The Company believes that its record first quarter 1996 results reflect continued economic strength in most of its core markets and a strong focus on its strategic imperatives. The Company anticipates that these factors will continue to have a positive impact on profitability for 1996 through manufacturing efficiencies resulting from the continued implementation of its focused factories in North America and strong sales growth in the Asia Pacific and Latin American regions.

Results of Operations

     The increase in sales of $23.5 million in the first quarter of 1996 compared with the first quarter of 1995 combines increases of $16.1 million, or 19.5%, in the Industrial Products (IP) sector sales and $7.4 million, or 9.6%, in the Water Technologies (WT) sector sales. The increase in the Industrial Products sales is reflective of the Company's sizable backlog at the beginning of the period and continued strength in such core markets as chemical process and general industry. This increase included strong shipments to the Asia Pacific, Latin America and Middle East markets. The increase in sales achieved in Water Technologies is primarily attributable to increased sales in Europe and sales of the Company's turbine products in North America.
<F50>
     Gross margin as a percentage of sales improved to 29.1% for the first quarter of 1996 compared to 28.4% for the first quarter of 1995. The Industrial Products sector's gross profit percentage increased to 30.6% for the first quarter of 1996 compared to 28.7%
for the first quarter 1995.   Gross margin percentage increases
reflect improved efficiencies on increased manufacturing throughput as a result of the continued implementation of the Company's focused factory strategy and due to a more favorable sales mix resulting from a more selective approach to the pricing of large engineered products. The Water Technologies sector's gross profit percentage for the first quarter of 1996 declined to 27.4% from 28.8% in the first quarter of 1995. Gross margin percentage increases at WT-North America, due to improved manufacturing performance and slight sales price increases, were offset by lower margins at WT-Europe (WT-E), as a result of higher raw material costs and weaker economic conditions in a number of European economies, particularly Germany. This has limited opportunities for implementing additional pricing strategies.

     At WT-E, raw material costs have declined since the end of the first quarter of 1996 and it is anticipated that second quarter
1996 gross margin performance will improve for this region in comparison to the first quarter of 1996.

     As a percentage of sales, SG&A expenses were 21.0% for the first three months of 1996 compared with 20.7% for the same period last year, reflecting the approximately $1.2 million charge associated with the European management change in 1996. Without this charge, SG&A expenses for the first quarter of 1996 would have been 20.4% of sales.

     Interest expense increased $.7 million in the first three months of 1996 compared with the first quarter of 1995. This increase resulted from higher debt levels in the first quarter of 1996 required to fund a portion of the 1995 restructuring of the Environamics and Venezuelan business units and increased working capital requirements particularly related to the Company's European operations. Interest income for the first quarter of 1996 decreased $.3 million as compared to the same period last year due, in part, to reduced interest income from investments in Italy and to a decline in interest rates worldwide, as compared to the first quarter of 1995.

     Other income increased $1.4 million in the first quarter of 1996 as compared to the first quarter 1995, and is primarily attributable to a gain on the sale of certain product lines of the Company's Municipal Business Unit, in Baldwinsville, New York.

     The provision for income taxes represents 35.7% and 37.1% of earnings before income taxes in the first quarter of 1996 and 1995, respectively. The lower 1996 effective tax rate, which management expects to be the rate applicable to the full year, is reflective of domestic state tax reduction strategies and a reduction in the effective tax rate due to relatively higher profitability levels in lower tax jurisdictions.
<F50>
Liquidity and Capital Resources

     As reflected in the Condensed Consolidated Statements of Cash Flows, $13.2 million of cash generated by net financing activities was utilized to fund $11.6 million of net operating activities and $1.9 million of net investing activities while decreasing cash and cash equivalents by $.3 million.

     Significant items impacting cash flow from operating activities in 1996 included a $9.2 million increase in receivables due mainly to the high level of first quarter shipments, a $7.5 million increase in inventories due in part to the seasonal build-up of inventory to meet the requirements of the Water Technologies sector and a $10.1 million decrease in trade payables and accrued expenses resulting primarily from certain payments made in connection with the Environamics and Venezuelan restructuring and first quarter funding requirements of the Company's pension plans.

     Capital additions for the first three months of 1996 were $4.3 million. Significant projects included equipment and building additions, primarily in North America and Europe. The Company expects to spend approximately $35 to $40 million in capital expenditures for the year.

     Cumulative translation adjustments on the accompanying Condensed Consolidated Balance Sheet at March 31, 1996 were $14.0 million compared to $12.9 million at December 31, 1995, reflecting the weakening of the Italian lira and the Mexican peso against the U.S. dollar in the first quarter of 1996. In addition, a devaluation of the Venezuelan bolivar occurred in April 1996. The Company anticipates that any losses resulting from this devaluation will have an insignificant effect on the consolidated results of the Company for the year ending December 31, 1996.

Restructuring Charges

     In December 1995, the Company recorded a pre-tax restructuring
charge of $19.7 million.   This charge resulted from the Company's
decision to transfer its ownership interest in Environamics Corporation to that company's management and to wind down its manufacturing activities in Venezuela. The charge provided for $1.4 million of termination costs and $18.3 million of other exit costs (including the write-off of previous investments). The following charges against this restructuring reserve were recorded in the first quarter of 1996 relating to the following components: costs to exit owned and leased facilities were $14.0 million; costs of termination benefits were $.2 million.

     In the fourth quarter of 1994, the Company recorded an initial pre-tax restructuring charge of $3.5 million and a related liability for such costs. The restructuring plan included the downsizing of the Company's operations in California, the Netherlands, and Mexico, and the consolidation of sales offices,
<F50>
PRO Service Centers, and other Company facilities. In December 1995, the Company reversed $1.2 million of the 1994 restructuring charge due to lower than expected outsourcing in California and the transfer of certain Netherlands employees to other Goulds Pumps European operations. At March 31, 1996, the remaining reserve related to the 1994 restructuring was $.4 million compared to $.7 million at December 31, 1995, reflecting $.3 million in charges against the reserve in the first quarter of 1996 related to costs of termination benefits.

     The Company believes its restructuring reserves are adequate to complete the restructuring plans, outlined above, by December
31, 1996.

Orders and Backlog

     For the three months ended March 31, 1996 orders were a first quarter record of $177.7 million, a 7.8% increase compared with orders for the first quarter of 1995 of $164.9 million. Orders for the IP sector of $92.5 million were up 3.6% over the first quarter of 1995 while orders for the WT sector of $85.2 million increased 12.6% in the first quarter of 1996 as compared to the first quarter of 1995. The IP sector's orders strength continued in the chemical process and general industrial markets and geographically in the Asia Pacific and Latin American regions. Orders were below last year's record high in the pulp and paper market as paper companies deferred or postponed many larger capital projects, but remained stronger than 1994. Orders volume in the IP sector was also impacted by the Company's more selective approach to the pricing of large engineered projects. Within the WT sector, the increase in the orders activity for the first quarter of 1996 was evenly split between the North American and European regions.

     Backlog decreased from $146.8 million at March 31, 1995 to $140.5 million at March 31, 1996. Industrial Products backlog decreased $4.6 million to a total backlog of $120.3 million while Water Technologies backlog decreased $1.7 million from the March 31, 1995 level to a total backlog of $20.2 million.

Environmental Matters

     In 1995, a legal action was filed against the Company and 21 other defendants in the United States District Court for the Western District of New York (Rochester) by two plaintiffs seeking damages for environmental contamination at or near an inactive landfill site in Seneca Falls, New York. The Company s investigation into the allegations in these actions is in its preliminary phases. The Company believes that under applicable laws it should not bear any liability to one of the claimants, the current landfill owner, who purchased the property with full knowledge of its prior use and continued to operate it thereafter. In addition, the Company believes that there is little reasonable likelihood of material liability to the other claimant at this stage of investigation, based upon considerations of the damages claimed, nature of contamination and the existence of other financially viable co-defendants, and after reviewing the
<F50>
applicable legal principles. The Company has answered the complaint by denying the material allegations and asserting various affirmative defenses, cross-claims and counter-claims. The Company intends to vigorously defend this litigation, but no assurance can be given as to the ultimate outcome of such litigation or its impact on the Company.

     The Company recorded a $2.0 million provision in 1991 for estimated costs to monitor and remediate an inactive Company landfill site in Seneca Falls, New York. At March 31, 1996, the remaining reserve was $1.7 million. The remediation plan has been approved by the New York State Department of Environmental Conservation and is expected to be completed by the end of 1996. The Company currently believes that the reserve associated with this site is sufficient to absorb any future costs.

     Apart from issues discussed above, the Company is not
currently aware of any other environmental matters which would be reasonably likely to have any material impact on recurring costs, capital expenditures, or mandated expenditures.
<F50>
Goulds Pumps, Incorporated    Form 10-Q
Part II

                      PART II.  Other Information

Item 1.  Legal Proceedings

     Disclosures regarding legal proceedings are set forth in Part I, Item 3 of the Company's Form 10-K for the year ended December
31, 1995, which is incorporated herein by reference.

     No material developments have occurred since that report was filed on March 29, 1996.


Item 4.  Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Stockholders was held on May 1, 1996. Stockholders elected eight Directors nominated in the March 31, 1996 Proxy Statement, incorporated herein by reference, to hold office until the next Annual Meeting of Stockholders. Additionally, stockholders ratified the appointment of Deloitte & Touche LLP as the Company's independent auditors for the 1996. Results of stockholder voting are as follows:

1.   Election of Directors          Votes For     Votes Withheld

     William W. Goessel            18,966,685         325,533
     David P. Gruber               18,971,634         320,584
     Melvin Howard                 18,971,722         320,496
     Barbara B. Lucas              18,959,229         332,989
     Thomas C. McDermott           18,898,532         393,686
     James C. Miller III           18,971,534         320,684
     Peter Oddleifson              18,852,878         439,340
     Arthur M. Richardson          18,940,844         351,374

2. Proposal to Ratify the Appointment of Deloitte & Touche LLP as Independent Certified Public Accountants for 1996:

          Votes          Votes          Votes          Broker
           For          Against      Abstaining      Non-votes

       19,171,378        78,369         42,471           --

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibit XI.  (Earnings Per Share Computation)

     (b) Exhibit XXVII (Financial Data Schedule) filed electronically only.

     (c) No reports on Form 8-K were filed for the three months ended March 31, 1996.

<F50>
                                EXHIBIT XI

         GOULDS PUMPS, INCORPORATED AND CONSOLIDATED SUBSIDIARIES
                     COMPUTATION OF EARNINGS PER SHARE
                   (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         March 31,  March 31,
                                                              1996        1995

a.  Net earnings                                           $ 7,237     $ 5,434


b.  Actual weighted average number of shares outstanding    21,292      21,205

c.  Primary earnings per share based on actual average
    shares outstanding  (a / b) (1)                        $   .34      $  .26

d.  Shares exercisable under outstanding options               621         684

e.  Proceeds assuming exercise of outstanding options      $12,859     $13,631

    Reinvestment of proceeds under "Treasury Stock Method":

f.  Average market price per share during each quarter or
    market price at quarter-end (whichever is higher)      $ 22.60     $ 23.50

g.  Shares to be acquired (e / f)                              569         580

h.  Net increase in outstanding shares relative to stock
    options (d - g)                                             52         104

i.  Other Common Stock Equivalents                              42          --

J.  Net increase in common stock equivalents                    94         104

k.  Adjusted weighted average shares outstanding (b + j)    21,386      21,309

l.  Fully Diluted Earnings Per Share (a / k)               $   .34     $   .26

m.  Dilutive (Anti-dilutive) effect on earnings per
    share (c - l) (2)                                      $    --     $    --



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




                                  GOULDS PUMPS, INCORPORATED
                                               (Registrant)




Date: May 13, 1996                    /s/ John P. Murphy
                                      John P. Murphy
                                      Vice President - Finance
                                      (Mr. Murphy is the Chief
                                      Financial Officer and has
                                      been duly authorized to sign
                                      on behalf of the registrant.)