Form 10-Q
period 1996-06-30
GOULDS PUMPS INC
filed 1996-08-14
CIK 42791

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

(Mark One)
   [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended June 30, 1996
                               OR
   [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

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

     As of July 31, 1996, 21,312,291 shares of $1 par value common stock were outstanding.


<F50>



                   GOULDS PUMPS, INCORPORATED

                              INDEX




                                                                PAGE

                 PART I - FINANCIAL INFORMATION


Item 1.     Condensed Consolidated Balance Sheets -
            June 30, 1996 and December 31, 1995...............   3

            Condensed Consolidated Statements of Earnings -
            Three Months Ended June 30, 1996 and 1995
            Six Months Ended June 30, 1996 and 1995...........   4

            Condensed Consolidated Statements of Cash Flows -
            Six Months ended June 30, 1996 and 1995...........   5

            Notes to Condensed Consolidated Financial
            Statements........................................   6


Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations.....7-12




                   PART II - OTHER INFORMATION


Item 1.     Legal Proceedings................................   13


Item 6.     Exhibits and Reports on Form 8-K.................13-22


            Signature........................................   23
<F50>
PART I. FINANCIAL INFORMATION

Condensed Consolidated Balance Sheets
Goulds Pumps, Incorporated
                                                     June 30,    December 31,
                                                         1996            1995
(In thousands)                                     (Unaudited)       (Audited)


 ASSETS
  Current assets:
   Cash and cash equivalents                         $  4,515        $  6,383
   Receivables - net                                  159,245         143,819
   Inventories                                        144,893         131,693
   Deferred tax asset                                  20,413          18,972
   Prepaid expenses and other current assets           13,191          16,598
     Total current assets                             342,257         317,465

  Property, plant and equipment - net                 170,210         173,304
  Deferred tax asset                                    9,406           8,834
  Goodwill - net                                       26,189          29,858
  Other assets                                         26,737          24,525

                                                      $574,799        $553,986

 LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
   Short-term borrowings                             $ 43,900        $ 37,904
   Current portion of long-term debt                   17,824          21,716
   Trade payables                                      67,387          71,406
   Compensation and commissions                        23,720          24,265
   Other                                               50,207          55,245
     Total current liabilities                        203,038         210,536

  Long-term debt                                       91,154          73,454
  Pension                                              27,016          26,302
  Other postretirement benefit obligation              51,020          50,903
  Deferred tax liability and other                      3,540           2,477


  STOCKHOLDERS' EQUITY:
   Preferred stock - $20.00 par value; shares -
     authorized: 750,000; issued and outstanding:
     none                                                  --              --
   Common stock - $1.00 par value; authorized
     90,000,000; issued and outstanding
     21,309,018 and 21,283,496 shares,
     respectively                                      21,309          21,283
   Additional paid-in capital                          59,971          59,175
   Retained earnings                                  131,255         122,741
   Cumulative translation adjustments and other       (13,504)        (12,885)

     Total stockholders' equity                       199,031         190,314

                                                     $574,799        $553,986


  See Accompanying Notes to Condensed Consolidated Financial Statements.
<F50>

Condensed Consolidated Statements of Earnings (Unaudited)
Goulds Pumps, Incorporated
(In thousands except per share data)

                                Three Months Ended         Six Months Ended
                                          June 30,                 June 30,
                                   1996       1995          1996       1995


Net sales                      $197,576   $180,693      $381,157   $340,745
Cost and expenses:
 Cost of sales                  138,209    128,871       268,363    243,432
 Selling, general and
  administrative expenses        37,810     33,804        76,412     66,958
 Research and development
  expenses                        2,510      2,062         4,838      4,092
 Interest expense                 2,887      3,078         5,674      5,196
 Interest income                   (323)      (425)         (648)    (1,071)
 Other expense (income) - net     1,215        148           (12)       344


Earnings before income taxes     15,268     13,155        26,530     21,794
Income taxes                      5,470      4,881         9,495      8,086


Net earnings                   $  9,798   $  8,274      $ 17,035   $ 13,708

Net earnings per
 common share                  $    .46   $    .39      $    .80   $    .65

Dividends per
 common share                  $    .20   $    .20      $    .40   $    .40

Weighted average shares
 outstanding (in thousands)      21,300     21,233        21,296     21,220



See Accompanying Notes to Condensed Consolidated Financial Statements.

<F50>
Condensed Consolidated Statements of Cash Flows (Unaudited)
Goulds Pumps, Incorporated
                                                Six Months Ended June 30,
(In Thousands)                                         1996          1995

 OPERATING ACTIVITIES:
 Net earnings                                        $17,035       $13,708
 Adjustments to reconcile net earnings to net
   cash (applied to) provided by operations:
  Depreciation and amortization                      14,499        14,098
  Gain on sale of product lines                      (1,174)           --
 Net changes in assets and liabilities, net of
  effects from acquisition                          (37,622)      (25,991)
    Net cash (applied to) provided by operating
    activities                                        (7,262)        1,815

 INVESTING ACTIVITIES:
 Capital additions                                   (10,376)      (12,980)
 Purchases of other assets                            (1,508)       (2,543)
 Proceeds from sale of product lines                   2,723            --
 Other - net                                             965            87
    Net cash applied to investing activities          (8,196)      (15,436)

 FINANCING ACTIVITIES:
 Proceeds from long-term debt                         67,200        31,566
 Payments on long-term debt                          (52,173)      (11,302)
 Increase in short-term borrowings                     6,783         3,403
 Proceeds from issuance of common stock                  500           848
 Dividends paid                                       (8,516)       (8,483)
    Net cash provided by financing activities         13,794        16,032

 Effect of exchange rate changes on cash                (204)       (2,300)
 Increase (decrease) in cash and cash equivalents     (1,868)          111

 Cash and cash equivalents:
   Beginning of period                                 6,383         7,374
   End of period                                     $ 4,515       $ 7,485




 See Accompanying Notes to Condensed Consolidated Financial Statements.

<F50>


       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to fairly present the Company's financial position as of June 30, 1996 and the results of operations for the three and six month periods ended June 30, 1996 and 1995 and cash flows for the six month periods ended June 30, 1996 and 1995. The results of operations for the six month period ended June 30, 1996 are not necessarily indicative of the results to be expected for the entire year of 1996.

     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, effective January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to all of its stock based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share in its Annual Report on Form 10-K for the year ending December 31, 1996.

     The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements in the 1995 Goulds Pumps, Incorporated Annual Report on Form 10-K, which is incorporated by reference.

2. Net earnings per share of common stock are based upon the weighted average number of shares of common stock outstanding during the period. No effect has been given to options outstanding under the Company's Stock Option Plans as no significant dilutive effect would result from the exercise of these options. See Exhibit XI on page 22.

3.   Inventories were as follows (in thousands):

                                          June 30,   December 31,
                                             1996           1995
                                       (Unaudited)      (Audited)
     Raw Materials                       $ 42,346       $ 38,962
     Work-in-Process                       63,145         58,097
     Finished Goods                        72,400         66,613

     Inventories Valued at FIFO           177,891        163,672
     LIFO Allowance                       (32,998)       (31,979)

     Inventories Less LIFO Allowance     $144,893       $131,693
<F50>
Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis reviews the Company's operating results for the three and six month periods ended June 30, 1996 and 1995, and its financial position at June 30, 1996. The focus of this review is on the underlying business reasons for significant changes and trends affecting our sales, net earnings and financial position. This review should be read in conjunction with the accompanying condensed consolidated financial statements.

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

Overview

The Company's second quarter and first half 1996 results reflected the highest second quarter and first half sales and earnings in its history, with increases in second quarter 1996 sales and earnings of 9.3% and 18.4%, respectively, and increases in first half 1996 sales and earnings of 11.9% and 24.3%, respectively, as compared to the same periods last year.

Second quarter 1996 net sales were a second quarter record of $197.6 million, compared with $180.7 million for the second quarter 1995. This increase combines increases of $10.3 million, or 11.6%, in Industrial Products (IP) sector sales and $6.6 million, or 7.1%, in Water Technologies (WT) sector sales. The increase in IP sector shipments reflects the Company's continued strength in the chemical and general industrial markets. Geographically, IP sales in the Asia Pacific region more than doubled and those in Latin America increased 40% over the second quarter, 1995. The WT shipments for the second quarter of 1996, which represents an all-time high quarterly sales figure for that sector, reflects considerable improvement in residential water systems sales compared to the same period last year due to improved weather conditions and sales promotions while the commercial markets posted double digit sales gains.

For the first six months of the year, sales of $381.2 million increased 11.9%, orders of $362.4 million increased 3.6%, and net earnings of $17.0 million increased 24.3% over the first half of 1995.
<F50>
The Company expects the continuation of broad based sales growth, particularly in international markets and believes that its record second quarter 1996 results reflect its continued drive towards attaining its strategic imperatives, particularly that of improving profitability.

Results of Operations

Second quarter 1996 net sales were a second quarter record of $197.6 million, compared with $180.7 million for the second quarter 1995. This increase combines increases of $10.3 million, or 11.6%, in Industrial Products (IP) sector sales and $6.6 million, or 7.1%, in Water Technologies (WT) sector sales. The increase in IP sector shipments reflects the Company's continued strength in the chemical and general industrial markets. Geographically, industrial sales in the Asia Pacific region more than doubled and those in Latin America increased 40% over the second quarter, 1995. The WT shipments for the second quarter of 1996, which represents an all-time high quarterly sales figure for that sector, reflects considerable improvement in residential water systems sales compared to the same period last year due to improved weather conditions and sales promotions while the commercial markets posted double digit sales gains.

The increase in sales of $40.4 million in the first half of 1996 compared with the first six months of 1995 is composed of a $26.4 million, or a 15.4%, increase in IP sector sales and a $14.0 million, or 8.2%, increase in WT sector sales. The increase in IP sales reflects continued strength in sales in Asia Pacific and Latin America which posted increases in net sales over the same period last year of 100% and 43%, respectively. The increase in sales achieved in WT is primarily attributable to increased sales in Europe, Latin America and North America and reflects strong second quarter growth in both residential and commercial water system markets.

Gross margin as a percentage of sales increased to 30.0% in the second quarter of 1996 compared with 28.7% for the second quarter of 1995. The IP sector gross profit percentage increased to 30.7% in the second quarter of 1996 from 28.2% for the second quarter of 1995. This increase reflects improved absorption due to very strong second quarter throughput, efficiencies resulting from the continued implementation of the Company's focused factory strategy, and a continuation of the Company's more selective approach on the pricing of large engineered projects. The WT sector s gross profit percentage was 29.1% in the second quarter of 1996 and 1995. The gross profit percentage for the second quarter of 1996 reflects a 1.1 percentage point improvement in the gross profit for North America. This is the result of the net effect of the January 1996 price increase, which averaged about 3%, and cost efficiencies, offset by promotional discounts and limited material and overhead cost increases. These improvements in profitability in North America were offset by the impact of some non-repeat municipal government projects in the Asia Pacific region.

Gross margin as a percentage of sales improved to 29.6% for the first six months of 1996 compared to 28.6% for the first six months of 1995. The IP sector s gross profit percentage increased to 30.3% in 1996 from 28.3% for the first half of 1995. The reasons supporting this increase are the same as those for the second quarter 1996 increase in the IP gross profit
<F50>
percentage as described in the preceding paragraph. For the first half of 1996, the WT sector s gross profit percentage decreased to 28.3% from 29.0% in the first half of 1995. This decline reflects the first quarter 1996 effects of higher raw material costs in Europe.

As a percentage of sales, selling, general and administrative (SG&A) expenses were 19.1% and 18.7% for the second quarter of 1996 and 1995, respectively, compared with 20.0% and 19.7% for the first six months of 1996 and 1995, respectively. These percentages reflect a one-time credit in the second quarter of 1995 of $750,000 for the unused portion of the legal fee accrual for the submersible water pump litigation in California and a $1.2 million charge associated with the European management change in the first quarter of 1996. Without these non-recurring charges, SG&A expenses, as a percentage of sales, would have been $19.1% for the second quarter of 1996 and 1995, and 19.7% for the first six months of 1996 and 1995.

Research and development (R&D) expenses increased 21.7% and 18.2% for the second quarter and first six months of 1996, respectively, compared with the same periods for 1995. As a percentage of sales, R&D expenses were 1.3% for the second quarter and first six months of 1996 compared to 1.1% and 1.2% for the second quarter and first six months of 1995.

Interest expense decreased $.2 million and increased $.5 million in the second quarter and the first six months of 1996 compared with the same periods for 1995. The decline in interest expense for the second quarter of 1996 is attributable to a decline in interest rates compared to the same period last year. The increase in the first six months of 1996 reflects slightly higher borrowing levels partially offset by lower overall interest rates.

Other expense-net increased by $1.1 million for the second quarter of 1996 compared with the second quarter of 1995. This increase is attributable to currency exchange losses caused mainly by the recent devaluation in Venezuela, as well as smaller transaction losses in Canada and Europe.

Other income - net was $12 thousand of income for the first six months of 1996 compared with $344 thousand of expense for the first six months of 1995. This change reflects the $1.1 million of second quarter 1996 currency exchange losses offset primarily by the first quarter 1996 gain of $1.2 million on the sale of certain product lines of the Company's Municipal Business Unit.

The provision for income taxes represents 35.8% and 37.1% of earnings before income taxes for the second quarter of 1996 and 1995, respectively, and the first six months of both years. The lower 1996 effective tax rate, which management expects to be the rate applicable to the full year, is reflective of domestic state tax reduction strategies and a reduction in the effective tax rate due to relatively higher profitability levels in lower tax jurisdictions.

Liquidity and Capital Resources

As reflected in the Condensed Consolidated Statements of Cash Flows, $13.8 million of cash generated by net financing activities was used to fund $7.3 million of net operating activities and $8.2 million of net investing activities while decreasing cash and cash equivalents by $1.9 million.
<F50>
Significant items impacting cash flow from operating activities in 1996 include a $17.0 million increase in net receivables resulting from the high level of second quarter shipments, a $13.9 million increase in inventories due in part to the seasonal build-up of inventory to meet the requirements of WT-Europe and a $9.6 million decrease in trade payables and accrued expenses resulting primarily from certain payments made in connection with the Environamics and Venezuelan restructuring and the sale of certain Municipal Business Unit product lines.

In the first six months of 1996, capital additions were $10.4 million. Significant projects included equipment and building additions, primarily in North America and Europe. The Company expects to spend approximately $35 to $40 million in capital expenditures for the year.

Cumulative translation adjustments on the accompanying Condensed Consolidated Balance Sheet at June 30, 1996 were $13.5 million compared to $12.9 million at December 31, 1995 reflecting the first quarter 1996 effects of the weakening Italian lira and Mexican peso, which have begun to strengthen in the second quarter, and the devaluation of the Venezuelan bolivar in the second quarter of 1996. Future currency changes could occur at some of the Company s international locations. The Company evaluates on an on-going basis methods to minimize the impact of currency fluctuations on operations and reported operating results.

Restructuring Charges

In December 1995, the Company recorded a pre-tax restructuring charge of $19.7 million. This charge resulted from the Company's decision to transfer its ownership interest in Environamics Corporation to that company's management and to wind down its manufacturing activities in Venezuela. The charge provided for $1.4 million of termination costs and $18.3 million of other exit costs (including the write-off of previous investments). The following charges against this restructuring reserve were recorded in the first six months of 1996: costs of termination benefits were $.9 million; costs to exit owned and leased facilities were $14.8 million.

In the fourth quarter of 1994, the Company recorded an initial pre-tax restructuring charge of $3.5 million and a related liability for these costs. The restructuring plan included the downsizing of the Company's operations in California, the Netherlands, Mexico, and the consolidation of sales offices, PRO Service Centers and other Company facilities. In December 1995, the Company reversed $1.2 million of the 1994 restructuring charge due to lower than expected outsourcing in California and the transfer of certain Netherlands employees to other Goulds Pumps European operations. At June 30, 1996, the remaining reserve related to the 1994 restructuring was $.1 million compared to $.7 million at December 31, 1995, reflecting charges against the reserve in the first six months of 1996 of $.3 million related to costs of termination benefits and $.3 million of costs to exit owned and leased facilities.
<F50>
The Company believes its restructuring reserves are adequate to complete the restructuring plans, outlined above, by December 31, 1996.

Orders and Backlog

Orders for the second quarter 1996 of $184.8 million, which equaled 1995 s record second quarter orders, reflect an approximate $4 million increase in WT orders offset by an equivalent decrease in IP orders. For the first six months of 1996, orders of $362.4 million represented a 3.6% increase over orders of $349.9 million for the first half of 1995. This increase is composed of a $13.6 million increase in WT orders while IP orders decreased by $1.1 million. Water Technologies orders reflected continued broad-based global strength with increases in orders reported in Europe and North America. Industrial Products orders were particularly strong in Asia Pacific and Latin America in the chemical and general industrial markets. The pulp and paper market was softer than last year s record level as paper companies deferred many large capital projects.

Backlog was $129.1 million at June 30, 1996 compared with $151.7 million at June 30, 1995. The primary reason for the decline is the substantial second quarter throughput resulting from implementation of the ANSI focused factory and other manufacturing improvements.

Environmental Matters

In 1995, a legal action was filed against the Company and 21 other defendants in the United States District Court for the Western District of New York (Rochester) by two plaintiffs seeking damages for environmental contamination at or near an inactive landfill site in Seneca Falls, New York. The Company's investigation into the allegations in these actions is in its preliminary phases. The Company believes that under applicable laws it should not bear any liability to one of the claimants, the current landfill owner, who purchased the property with full knowledge of its prior use and continued to operate it thereafter. In addition, the Company believes that there is little reasonable likelihood of material liability to the other claimant at this stage of investigation, based upon considerations of the damages claimed, nature of contamination and the existence of other financially viable codefendants, and after reviewing the applicable legal principles. The Company has answered the complaint by denying the material allegations and asserting various affirmative defenses, cross-claims and counter-claims. The Company intends to vigorously defend this litigation, but no assurance can be given as to the ultimate outcome of such litigation or its impact on the Company.

The Company recorded a $2.0 million provision in 1991 for estimated costs to monitor and remediate an inactive Company landfill site in Seneca Falls, New York. At June 30, 1996, the remaining reserve was $1.7 million. The remediation plan has been approved by the New York State Department of Environmental Conservation and is expected to be completed by the end of 1996. The Company currently believes that the reserve associated with this site is sufficient to absorb any future costs.
<F50>
Apart from issues discussed above, the Company is not currently aware of any other environmental matters which would be reasonably likely to have a material impact on recurring costs, capital expenditures, or mandated expenditures.

<F50>
                   PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

     Disclosures regarding legal proceedings are set forth in Part I, Item 3 of the Company's Form 10-K for the year ended December 31, 1995, which is incorporated herein by reference.

     No material developments have occurred since that report was filed on March 29, 1996.

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibit X Material Contracts:
         (iii) Management Contracts and Compensatory Agreements:
               Agreement dated June 20, 1996 between Goulds Pumps, Incorporated, and Thomas C. McDermott.
     (b) Exhibit XI (Earnings Per Share Computation)
     (c) No reports on Form 8-K were filed for the three months ended
         June 30, 1996.

<F50>
                                  EXHIBIT X

                                   AGREEMENT


     THIS AGREEMENT is made as of the 20th day of June, 1996, by and between Goulds Pumps, Incorporated, a Delaware corporation ( Goulds ) and Thomas C. McDermott ( Employee ).
     WHEREAS, Employee has contributed substantially to the growth and success of Goulds; and
     WHEREAS, Goulds desires to retain Employee's services as set forth in this Agreement and to provide the necessary compensation to assure such services.
     NOW, THEREFORE, Goulds and Employee agree as follows:
     1. Employment. Goulds hereby employs Employee as Chairman, Chief Executive Officer and President or in such other senior executive position as the Board of Directors and Employee shall mutually agree upon provided, however, that the Board of Directors may elect a separate President and Chief Operating Officer, without affecting the other terms of this Agreement, at any time during the term of employment. Employee hereby accepts the employment specified herein, agrees to perform, in good faith, the duties, consistent with his position, prescribed by the Board of Directors, and to abide by the terms and conditions described in this Agreement and to devote Employee's full working time to the interests and business of Goulds.
     2. Term of Employment. The term of employment under this Agreement shall commence on July 1, 1996 (the Commencement Date ) and shall extend through June 30, 2001 (the Termination Date ). During the first three (3) years of the term, Employee shall serve as Chairman, Chief Executive Officer and President. During the remainder of the term, it is fully anticipated that Employee will serve as Chairman. In the Board's discretion, however, it may determine that it would be in Goulds' best interest to elect a successor Chief Executive Officer as Chairman in which event Employee shall serve in such other senior executive position as mutually agreed upon during the remainder of the term. In any event, irrespective of such mutual agreement, Employee shall be entitled to the compensation provided in Section 3 for the remainder of the term.
     3.   Compensation.
          (a) Base Salary as Chairman, Chief Executive Officer and President. From July 1, 1996 through December 31, 1996, for services as Chairman, Chief Executive Officer and President, Employee shall receive a base annual salary of Five Hundred Forty Thousand Dollars ($540,000.00). Each calendar year and each portion thereof during the term, for so long as Employee serves as Chairman, Chief Executive Officer and President, Employee shall receive the base salary and such additional merit increase as determined by the Board of Directors. Such compensation shall be payable in equal monthly installments or in such other number of installments as shall be agreed upon between Employee and Goulds.
          (b) Base Salary During Remainder of Term. Commencing on July 1, 1999 or such later date within the term of this Agreement that Employee ceases to serve as Chairman, Chief Executive Officer and President, Employee shall receive, for services as Chairman, a base annual salary equal to fifty percent (50%) of his most recent base annual salary in such combined capacities. In the event that the Board of Directors elects a successor Chief Executive Officer as Chairman, Employee will receive a
<F50>
salary at the annual rate of $270,000 for the remainder of the term and the Board of Directors will have the option not to appoint Employee to another executive position.
          (c) Incentive Payments. During all portions of the term in which Employee serves as President and Chief Executive Officer, Goulds shall pay Employee an incentive payment, calculated in accordance with the Executive Incentive Plan ( EIP ) or successor plans. The target incentive payment established for Employee shall be sixty percent (60%) of the annual base salary paid to Employee.
          (d) Stock Options. In each year of the term, Goulds will grant to Employee, at such time as options are granted generally to employees, that number of stock options which are commensurate with his performance and position under either the 1988 Stock Incentive Plan (the 1988 Plan ), the 1994 Incentive Plan to Increase Stockholder Value (the 1994 Plan ) or a subsequently adopted plan which permits stock option grants to employees (collectively, the Plans ) as determined by the Human Resources Committee of the Board. All options shall be governed by the terms of the Plans under which they are granted except that vesting shall be at least at the rate of twenty-five percent (25%) per year. All outstanding options shall immediately vest upon the termination of this Agreement except that, in the event of termination under Section 4(a)(i) below or for Cause under Section 4(a)(ii) below while Employee is serving as Chief Executive Officer, Employee will not be deemed to have retired under the Plans and any non-vested option shall lapse.
          (e) Restricted Stock Grant. During the term of this Agreement Goulds shall grant to Employee restricted stock awards under the 1994 Plan under the following terms: (i) 10,000 shares shall be granted on the Commencement Date, with 10,000 additional shares granted on the four successive anniversaries of such date, provided, however, that should this Agreement be terminated prior to the fourth anniversary date for reasons other than termination under Section 4(a)(i) or for Cause under 4(a)(ii), all remaining shares shall be immediately granted (or, at the option of the Human Resources Committee, their cash equivalent paid) to Employee provided, however, that in the event of termination under Section 4(a)(iii) Employee or his Estate will receive a maximum of 20,000 remaining shares (10,000 remaining shares on the anniversary date in the calendar year in which such termination occurs and 10,000 remaining shares on the next anniversary date); (ii) shares shall vest according to the terms of the 1994 Plan, provided, however, that all restricted stock shall immediately vest upon the termination of this Agreement (or, to the extent the terms of the 1994 Plan do not allow such vesting, Employee shall be paid the cash equivalent of such shares) and further provided, however, that in the event of termination under Section 4(a)(i) or for Cause under Section 4(a)(ii) while Employee is serving as Chief Executive Officer, Employee will not be deemed to have retired under the 1994 Plan and any non-vested restricted stock will be forfeited; and (iii) Employee shall receive all dividends on such shares pending vesting.
          (f) SERP and Pension Plan III. Employee shall continue to participate in both the SERP and Pension Plan III during the full term of this Agreement, on the same basis as Employee participates in such plans at the time of the execution of this Agreement.
          (g) Other. Goulds shall provide Employee with other benefits, facilities, services and perquisites no less favorable than those Employee is receiving from Goulds at the time of the execution of this Agreement,

<F50>
including, without limitation, those set forth on Schedule A of this
Agreement.
     4.   Termination.
          (a)  In any of the following events:
               (i)  Employee resigns from the employ of Goulds prior to
     the Termination Date for any reason other than either a Change in Control under Section 6 or a material breach of this Agreement by Goulds;
               (ii) Goulds terminates Employee s employment prior to the Termination Date for Cause (as defined in subsection (c), below);
     or
               (iii) Employee dies or becomes permanently disabled (as defined in Goulds Long-Term Disability Plan);
then Employee shall not be entitled to further base salary or incentive payment under Sections 3(a), (b) or (c) of this Agreement or to further stock options under Section 3(d) above or the other benefits under Section 3(g) above (provided that, in the event of Employee's death, Employee's estate will be paid his base salary through his date of death and for the number of months remaining in the calendar year in which death occurs or for the number of months until the next anniversary of the Commencement
Date whichever is greater, and provided further that Employee will be considered to have earned, and his estate will be paid, any incentive payment that would have otherwise been paid for the calendar year in which death occurred), and this Agreement shall terminate in all respects except for Sections 5, 7 and 8.
          (b) Subject to Section 5 hereof, in the event that Goulds terminates Employee s employment other than for Cause, or if Employee resigns because of a material breach of this Agreement by Goulds, then Employee shall be entitled to receive the compensation provided for under
Section 3 throughout the remainder of the term, including merit increases and incentive payments, such compensation to be calculated and paid as if Employee had met all performance and other targets throughout the remainder of the term. The compensation under this section supersedes any prior severance plan or agreement applicable to Employee and will not be payable if the provisions of Section 6(c) apply.
          (c)  For purposes of this Agreement,  Cause  shall mean:
          (i) any material misappropriation of funds or intentional material damage to the property or business of Goulds by
          Employee;
          (ii) repeated or persistent neglect or refusal by Employee to perform his duties and which Employee does not remedy within thirty (30) days after receipt of written notice from Goulds;
          (iii) the breach by Employee of any provision of Section 5 or 8;
          or
          (iv) commission of a felony by Employee.
     5. Restrictive Covenant. Employee agrees that during Employee's employment hereunder and for five (5) years after the Termination Date, Employee will not, without prior written consent of Goulds, directly or indirectly, as a principal, officer, director, stockholder (except as the owner of less than five percent (5%) of the stock of a company whose stock is publicly traded), partner, employee or in any other capacity whatsoever, engage in or become associated with, or advise or assist, any business or enterprise which is engaged in providing any goods or services that are competitive with any goods or services that are offered by Goulds. For the purposes of this Section 5, a business or enterprise shall be deemed to be
<F50>
engaged in providing goods or services that are competitive with any goods or services offered by Goulds if the Board of Directors of Goulds so determines. During such period, Employee will not solicit or contact any employee of Goulds to leave its employ or to become employed by or associated with any business enterprise with which Employee has become associated. It is agreed that, in addition to its other legal or equitable remedies in the event of Employee's breach of this Section 5, Goulds may terminate all compensation otherwise payable to Employee under Sections 3 or 4 with respect to the period of time after such breach.
     6.   Change in Control.
          (a)  Definition.    For the purposes of this Agreement, a  Change
in Control shall be deemed to have taken place if: (i) a third person, including a group as defined in Section 13(d)(3) of the Securities Exchange Act of 1934, becomes the beneficial owner of shares of Goulds having 20% or more of the total number of votes that may be cast for the election of Directors of Goulds; or (ii) as the result of, or in connection with, any cash tender or exchange offer, merger or other business combination, sale of assets or contested election, or any combination of the foregoing transactions (a  Transaction ), the persons who were
Directors of Goulds before the Transaction shall cease to constitute a majority of the Board of Directors of Goulds or any successor to the
Goulds.
          (b)  Termination of Employment.     Termination of Employment
under this Section 6 shall mean termination by Goulds of the employment of the Employee for any reason other than death, disability or cause (as defined below), or resignation of the Employee upon the occurrence of either of the following events:
          (i) a significant change in the nature or scope of Employee's authority, or a reduction in his total compensation under this Agreement, from that prior to a Change in Control or a change in the location where Employee is required to perform services from that prior to a Change in Control; or
          (ii) a reasonable determination by Employee that, as a result of a Change in Control and a change in circumstances thereafter significantly affecting his position, he is unable to exercise the authority, powers, function or duties attached to his
          position;
provided, however, that Employee shall have the right to resign upon the same basis set forth in any change in control severance agreement between Goulds and other Corporate Officers entered into during the term of employment under this Agreement.
     The term cause under this section means fraud, misappropriation or intentional material damage to the property or business of the Corporation or commission of a felony.
          (c)  Payments and Benefits.   Upon Termination of Employment
after a Change in Control as provided in subsection (b) above, Employee shall be entitled to:
          (i) receive immediate payment of a lump sum of an amount equal to: (1) the total of all base salary which Employee would have been paid for the period through the Termination Date, at the annual rate in effect on the date of the termination of Employee s employment with Goulds, increased to reflect annual merit increases (using the percentage of the highest annual merit increase received by Employee during the term of this Agreement), and (2) the total of all potential annual incentive payments
<F50>
          which Employee would have been paid for the period through the Termination Date, assuming Employee remained in the position held at the time of the termination of employment and assuming further that all performance targets had been met, at a rate equal to the highest annual incentive bonus paid or payable to Employee with respect to any 12 consecutive month period during the three years ending with the date of Employee's termination under the annual incentive plan in effect as of the date of the termination of Employee s employment with Goulds;
          (ii) at Employee's election, either: (a) continued provision of and payment by Goulds of Employee s benefits, facilities, services and perquisites, as described in Section 3(g) above, in effect for Employee as of the date of the termination of Employee's employment with Goulds, to the same extent as if Employee had continued to be an employee of Goulds through the Termination Date, and such benefits shall, to the extent not available or paid under any benefit plan or program, be provided or paid by Goulds; or (b) immediate payment of a lump sum of an amount (as estimated by an independent consultant) sufficient to allow Employee to purchase equivalent benefits for the period from termination of Employee's employment with Goulds through the Termination Date;
          (iii) immediate vesting of all outstanding shares of the restricted stock grant described in Section 3(e) above (or, to the extent the terms of the 1994 Plan do not allow such vesting, Employee will be paid the cash equivalent thereof);
          (iv) receive a lump sum payment by Goulds to Employee, equal to the difference between (A) the monthly annuity payable under the SERP and Pension Plan III as of the date of Termination of Employment with Goulds, and (B) that which would have been paid under such plans had Employee remained in the employ of Goulds through the Termination Date and received the level of base salary and annual incentive payments calculated under Section 6(c)(i) above. For the purpose of calculating such amount, if the Employee would not otherwise be vested and if no benefit would therefore be payable under one or more of the Goulds retirement plans, then the entire benefit shall be deemed vested and shall be paid pursuant to this Agreement, based on the relevant plan formula and employee facts; and
          (v) exercise in accordance with their terms all stock options to which Employee may be entitled as of the date of Termination of Employment with Goulds. To the extent allowable under any such plan without amendment, upon Termination of Employment with Goulds, Goulds agrees to accelerate and make immediately exercisable in full all options which Employee would have been granted under any such plan had Employee remained employed by Goulds through the Termination Date. At his discretion, or in the event any options under any such plan have lapsed by reason of Termination of Employment, Employee may elect to surrender to Goulds his rights in any such options (whether or not then exercisable) held by him and, upon such surrender, Goulds shall pay him an amount in cash equal to the aggregate spread between the exercise prices of all such options and the value of the underlying Common Stock of Goulds on the date of Termination of Employment, such stock value to be determined at the closing
<F50>
          price of such stock on NASDAQ on such date (or the nearest previous date on which such stock was traded, if the date of termination is not such a date).
          (vi) For the purposes of this subsection, any restricted stock granted to Employee as Long-Term Incentive Compensation awards shall be deemed to have been earned by Employee as of the date of Termination of Employment.
     Payments of continued base salary, incentive payments, option rights, stock grants and benefits under the foregoing shall be subject to withholding by Goulds of any federal, state, city or other taxes to the extent required by law.
     In addition to the amounts specified in clauses (i), (ii), (iii) and
(iv) of subsection (c), Goulds shall pay to the Employee, at the same time as those amounts are paid, an amount which, after taking into account all federal, state and local income and excise taxes that Employee is required to pay with respect to receipt of such additional amount, will render the net after-tax payment to Employee equal to the sum of:
          (A) all federal, state and local income and excise taxes that Employee is required to pay with respect to the benefits provided and payments made pursuant to clause (ii); and
          (B) all federal, state and local excise taxes that Employee is required to pay with respect to the benefits provided and payments made pursuant to clauses (i), (iii) and (iv).
The foregoing amounts of federal, state and local income and excise taxes shall be determined initially by a nationally recognized firm of independent public accountants retained by Employee at his expense or, at Employee's option, by Goulds independent public accountants at Goulds expense, and such determination and the basis therefor shall be furnished in writing to Goulds or Employee, as the case may be. Payment shall be made by Goulds in accordance with such initial determination regardless of whether there is a dispute over the accuracy thereof. If either party disputes such initial determination, the matter shall promptly be referred to a nationally recognized firm of independent public accountants selected by Employee (which firm shall not have been involved in the initial determination), and Employee and Goulds shall promptly furnish to such firm such information as it shall reasonably request. Goulds shall make such additional payment to Employee, or Employee shall make such refund to Goulds, as the case may be, in accordance with such firm s determination. The fees and expenses of such firm shall be borne equally by Goulds and Employee.
     Goulds may withhold from any payments due to Employee hereunder such amounts as its independent public accountants may determine are required to be withheld under applicable federal, state and local tax laws.
     The payments under this Section 6(c) supersede any prior severance agreement or plan applicable to Employee and will not be payable if the provisions of Section 4(b) apply.
     7.   Legal Expenses and Interest.
          (a) If, with respect to any alleged failure by Goulds to comply prior to a Change in Control with any of the terms of this Agreement, Employee hires legal counsel with respect to this Agreement or institutes any negotiations or institutes or responds to legal action to assert or defend the validity of, enforce his rights under, or recover damages for breach of this Agreement and thereafter Goulds is found in a judgment no longer subject to review or appeal to have breached this Agreement in any material respect, then Goulds shall indemnify Employee for his actual
<F50>
expenses for attorneys fees and disbursements, together with such additional payments, if any, as may be necessary so that the net after-tax payments to Employee equal such fees and disbursements.
          (b) If, with respect to any alleged failure by Goulds to comply subsequent to a Change in Control with any of the terms of this Agreement, Employee hires legal counsel with respect to this Agreement or institutes any negotiations or institutes or responds to legal action to assert or defend the validity of, enforce his rights under, or recover damages for breach of this Agreement, Goulds shall pay, as they are incurred, his actual expenses for attorneys fees and disbursements, together with such additional payments, if any, as may be necessary so that the net after-tax payments to Employee equal such fees and disbursements. Employee shall not be obliged to repay any such payments made by Goulds, regardless of the outcome of the negotiations or legal action.
          (c) To the extent permitted by law, Goulds shall pay to Employee on demand a late charge on any amount not paid in full when due under the terms of this Agreement. The late charge shall be computed by applying to the sum of all delinquent amounts a late charge rate. The late charge rate shall be a fixed rate per year which shall equal the sum of three percent (3%) plus the prime rate of Morgan Guaranty Trust Company of New York
( Morgan ) publicly announced by Morgan to be in effect on the day on which Employee s employment terminates, or if Morgan no longer publicly announces a prime rate on such date, any substantially equivalent rate announced by Morgan to be in effect on such date.
     8. Trade Secrets. Employee agrees that unless duly authorized in writing by Goulds, he will neither during his employment by Goulds nor at any time thereafter divulge or use any trade secrets or confidential information first acquired by him during and by virtue of his employment with Goulds.
     9. Funding. Goulds may in its discretion establish a trust to fund any of the payments which are or may become payable to Employee under this Agreement.
     10. Notice. Any and all notices referred to herein shall be sufficient if furnished in writing and sent by nationally recognized overnight courier or registered mail to the parties.
     11. Transferability. The rights and benefits of Goulds under this Agreement shall be transferable and all covenants and agreements hereunder shall inure to the benefit of and be enforceable by or against its successors and assigns. Whenever the term Goulds is used in this Agreement, such term shall mean and include Goulds Pumps, Inc. and its successors and assigns. The rights and benefits of Employee under this Agreement shall not be transferable.
     12. Waiver. Any waiver of or breach of any of the terms of this Agreement shall not operate as a waiver of any other breach of such terms or conditions or any other terms or conditions, nor shall any failure to enforce any provision hereof operate as a waiver of such provision or of any other provision hereof. Goulds agrees that, in the event that Employee becomes entitled to compensation under this Agreement, Employee shall have no obligation to mitigate damages and Goulds shall not assert any right of set-off as a result of subsequent employment of Employee against sums owing to Employee. Goulds shall not be entitled to set-off liabilities of Employee to Goulds against sums owing to Employee under this Agreement.
     13. Severability. If any provision of this Agreement or the application thereof is held invalid or unenforceable, the invalidity or unenforceability thereof shall not affect any other provisions of this
<F50>
Agreement which can be given effect without the invalid or unenforceable provision, and to this end the provisions of this Agreement are to be severable.
     14. Governing Law. This Agreement shall be governed by and construed in accordance with the laws of the State of New York and any action to enforce this Agreement will be brought in Rochester, New York.
     15. Entire Agreement. This Agreement constitutes the entire agreement between the parties and supersedes all prior agreements and understandings, both written and oral, between the parties with respect to the subject matter of this Agreement.



     IN WITNESS WHEREOF, the parties have executed this Agreement on the date first set forth above.

                                   GOULDS PUMPS, INCORPORATED

                                By:     _/s/ Arthur M. Richardson
                                Title:  __Director_______________



                                _/s/ Thomas C. McDermott_________
                                THOMAS C. McDERMOTT

<F50>
                                   EXHIBIT XI
            GOULDS PUMPS, INCORPORATED AND CONSOLIDATED SUBSIDIARIES
                       COMPUTATION OF EARNINGS PER SHARE
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                      Three Months Ended    Six Months Ended
                                                June 30,            June 30,
                                         1996       1995      1996      1995

a.  Net earnings - as reported        $ 9,798    $ 8,274   $17,035   $13,708

b.  Actual weighted average number
    of shares outstanding              21,300     21,233    21,296    21,220

c.  Primary earnings per share based
    on actual average shares outstanding
    (a / b) (1)                       $  .46     $   .39   $   .80   $   .65

d.  Shares exercisable under
    outstanding options                1,472         793     1,472       677

e.  Proceeds assuming exercise of
    outstanding options              $35,344     $16,273   $35,293   $13,572

    Reinvestment of proceeds under "Treasury Stock Method":

f.  Average market price per share
    during each period or market
    price at period-end
    (whichever is higher)            $ 25.63     $ 23.41    $ 25.63  $ 22.51

g.  Shares to be acquired (e / f)      1,379         695      1,377      603

h.  Net increase in outstanding shares
    relative to stock options (d - g)     93          98         95       74

i.  Other Common Stock Equivalents        41          --         41       --

j.  Net increase in common stock
    equivalents                          134          98        136       74

k.  Adjusted weighted average shares
    outstanding (b + j)               21,434      21,331     21,432   21,294

l.  Fully Diluted Earnings Per
    Share (a / k)                    $   .46     $   .39    $   .79   $  .64

m.  Dilutive effect on earnings
    per share (c - l)(2)             $    --     $    --    $   .01   $  .01




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







                                 GOULDS PUMPS, INCORPORATED
                                         (Registrant)




Date:  August 12, 1996                /s/ John P. Murphy
                                      John P. Murphy
                                      Vice President - Finance
                                      (Mr. Murphy is the Chief
                                      Financial Officer and has
                                      been duly authorized to sign
                                      on behalf of the registrant.)