Form 10-Q
period 1996-09-30
GOULDS PUMPS INC
filed 1996-11-14
CIK 42791

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

(Mark One)
   [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended September 30, 1996
                               OR
   [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

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

     As of October 31, 1996, 21,322,801 shares of $1 par value common stock were outstanding.

<F50>



                           GOULDS PUMPS, INCORPORATED

                              INDEX




                                                                PAGE

                 PART I - FINANCIAL INFORMATION


Item 1.     Condensed Consolidated Balance Sheets -
            September 30, 1996 and December 31, 1995..........   3

            Condensed Consolidated Statements of Earnings -
            Three Months Ended September 30, 1996 and 1995
            Nine Months Ended September 30, 1996 and 1995.....   4

            Condensed Consolidated Statements of Cash Flows -
            Nine Months ended September 30, 1996 and 1995.....   5

            Notes to Condensed Consolidated Financial
            Statements........................................   6


Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations.....7-12




                   PART II - OTHER INFORMATION


Item 1.     Legal Proceedings................................   13


Item 6.     Exhibits and Reports on Form 8-K.................13-32


            Signature........................................   33
<F50>
                      PART I - FINANCIAL INFORMATION
                      Item  1. - Financial Statements

Condensed Consolidated Balance Sheets
Goulds Pumps, Incorporated
                                                September 30,    December 31,
                                                         1996            1995
(In thousands)                                     (Unaudited)       (Audited)


 ASSETS
  Current assets:
   Cash and cash equivalents                         $  6,987        $  6,383
   Receivables - net                                  165,437         143,819
   Inventories                                        137,608         131,693
   Deferred tax asset                                  21,025          18,972
   Prepaid expenses and other current assets           11,997          16,598
     Total current assets                             343,054         317,465

  Property, plant and equipment - net                 174,706         173,304
  Deferred tax asset                                    9,658           8,834
  Goodwill - net                                       26,980          29,858
  Other assets                                         25,292          24,525

                                                      $579,690        $553,986

 LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
   Short-term borrowings                             $ 39,389        $ 37,904
   Current portion of long-term debt                   21,836          21,716
   Trade payables                                      64,908          71,406
   Compensation and commissions                        26,074          24,265
   Other                                               53,575          55,245
     Total current liabilities                        205,782         210,536

  Long-term debt                                       82,991          73,454
  Pension                                              28,073          26,302
  Other postretirement benefit obligation              51,078          50,903
  Deferred tax liability and other                      3,711           2,477


  Stockholders' equity:
     Preferred stock - $20.00 par value; shares -
     authorized: 750,000; issued and outstanding:
     none                                                  --              --
   Common stock - $1.00 par value; shares -
     authorized: 90,000,000; issued and outstanding
     21,322,689 and 21,283,496 shares,
     respectively                                      21,323          21,283
   Additional paid-in capital                          60,341          59,175
   Retained earnings                                  137,640         122,741
   Cumulative translation adjustments and other       (11,249)       (12,885)

     Total stockholders' equity                       208,055         190,314

                                                     $579,690        $553,986


  See Accompanying Notes to Condensed Consolidated Financial Statements.
<F50>
Condensed Consolidated Statements of Earnings (Unaudited)
Goulds Pumps, Incorporated

                                Three Months Ended        Nine Months Ended
(In thousands except per share       September 30,            September 30,
 data)                             1996       1995          1996       1995


Net sales                      $205,512   $191,474      $586,669   $532,219
Costs and expenses:
 Cost of sales                  143,583    135,938       411,946    379,370
 Selling, general and
  administrative expenses        39,565     37,431       115,977    105,139
 Research and development
  expenses                        2,377      2,212         7,215      6,304
 Provision for environmental
  litigation                         --         --            --       (750)
 Interest expense                 3,106      3,018         8,780      8,214
 Interest income                   (493)      (308)       (1,141)    (1,379)
 Other expense (income) - net       929     (1,004)          917       (660)


Earnings before income taxes     16,445     14,187        42,975     35,981
Income taxes                      5,796      5,263        15,291     13,349


Net earnings                   $ 10,649   $  8,924      $ 27,684   $ 22,632

Net earnings per
 common share                  $    .50   $    .42      $   1.30   $   1.07

Dividends per
 common share                  $    .20   $    .20      $    .60   $    .60

Weighted average shares
 outstanding                     21,322     21,253        21,305     21,231



See Accompanying Notes to Condensed Consolidated Financial Statements.

<F50>
Condensed Consolidated Statements of Cash Flows (Unaudited)
Goulds Pumps, Incorporated
                                          Nine Months Ended September 30,
(In thousands)                                         1996          1995

 OPERATING ACTIVITIES:
 Net earnings                                        $27,684       $22,632
 Adjustments to reconcile net earnings to net
   cash provided by operations:
  Depreciation and amortization                       22,021        21,978
  Gain on sale of certain product lines               (1,174)           --
  Net changes in assets and liabilities, net of
   effects from acquisition                         (29,502)      (23,018)
   Net cash provided by operating activities         19,029        21,592

 INVESTING ACTIVITIES:
 Capital additions                                   (19,906)     (18,931)
 Proceeds from sale of product lines                   2,723            --
 Other - net                                             571       (2,410)
    Net cash applied to investing activities         (16,612)     (21,341)

 FINANCING ACTIVITIES:
 Proceeds from long-term debt                        110,694        38,764
 Payments on long-term debt                         (101,338)      (18,165)
 Increase (decrease) in short-term borrowings            798        (4,813)
 Proceeds from issuance of common stock                  815         1,242
 Dividends paid                                      (12,777)      (12,732)
    Net cash (applied to) provided by financing
    activities                                        (1,808)        4,296

 Effect of exchange rate changes on cash                  (5)       (1,964)
 Increase in cash and cash equivalents                   604         2,583

 Cash and cash equivalents:
   Beginning of period                                 6,383         7,374
   End of period                                     $ 6,987       $ 9,957




 See Accompanying Notes to Condensed Consolidated Financial Statements.

<F50>




       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to fairly present the Company's financial position as of September 30, 1996 and the results of operations for the three and nine month periods ended September 30, 1996 and 1995 and cash flows for the nine month periods ended September 30, 1996 and 1995. The results of operations for the nine month period ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

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

2. Net earnings per share of common stock are based upon the weighted average number of shares of common stock outstanding during the period. No effect has been given to options outstanding under the Company's Stock Option Plans as no significant dilutive effect would result from the exercise of these options. See Exhibit XI on page 32.

3.   Inventories were as follows (in thousands):

                                    September 30,   December 31,
                                             1996           1995
                                       (Unaudited)      (Audited)
     Raw materials                       $ 40,669       $ 38,962
     Work in process                       60,645         58,097
     Finished goods                        69,533         66,613

     Inventories valued at FIFO/
       average cost                       170,847        163,672
     LIFO allowance                       (33,239)       (31,979)

                                         $137,608       $131,693
<F50>
Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations


Management's discussion and analysis reviews the Company's operating results for the three and nine month periods ended September 30, 1996 and 1995, and its financial position as of September 30, 1996. The focus of this review is on the underlying business reasons for significant changes and trends affecting our sales, net earnings and financial position. This review should be read in conjunction with the accompanying condensed consolidated financial statements.

In an effort to give investors a more complete view of the Company's current condition and future opportunities, this Form 10-Q includes forward looking statements by the Company's management about future performance and results. Because they are forward-looking, these statements about future performance are exposed to certain significant risks such as potential increases in manufacturing costs; market acceptance of or preference for the Company's products; competitive forces; the impact of, and changes in, government regulations, such as trade restrictions or prohibition, import and other charges or taxes; changes in global demand for pumps and pump-related products; availability of the Company's products; cyclicality of industries to which the Company markets certain of its products; general and economic factors in markets where the Company s products are sold, manufactured or marketed; technological factors; and other factors discussed in the Company's filings with the Securities and Exchange Commission.

Overview

The Company's third quarter and nine month results for 1996 reflected the highest quarterly and year-to-date sales and earnings in its history, with increases in third quarter 1996 sales and earnings of 7.3% and 19.3%, respectively, and increases in nine month 1996 sales and earnings of 10.2% and 22.3%, respectively, as compared to the same periods last year. For the third quarter of 1996, sales rose $14.0 million to $205.5 million, and net earnings rose $1.7 million to $10.6 million over the comparable period in 1995. For the first nine months of the year, sales rose $54.5 million to $586.7 million, and net earnings rose $5.1 million to $27.7 million when compared to 1995.

Orders also reached all-time record levels for the quarter and nine month periods. Third quarter orders were $208.1 million, up 5.0% over the prior year and nine month year-to-date orders were $570.6 million, an increase of 4.1% over 1995.

Earnings per share were $.50 and $1.30 for the three and nine month periods of 1996, reflecting increases of 19.0% and 21.5%, respectively, over the comparable periods in 1995.

Management believes that the Company's record third quarter 1996 results reflect its continued drive towards attaining its strategic imperatives, particularly that of improving profitability.
<F50>
Results of Operations

The quarterly record for net sales that was reached for the third quarter of 1996 combined increases of $3.1 million, or 3.1%, in Industrial Products (IP) sector sales and $10.9 million, or 11.7%, in Water Technologies (WT) sector sales. The IP sector shipments were a third quarter record, reflecting increases from continued strength in several markets, most notably the chemical market. Geographically, industrial sales were particularly strong in the Asia Pacific region where shipments rose more than 150%. The WT shipments for the third quarter of 1996, which represent a record quarterly sales figure for that sector, reflect considerable improvement in Europe and substantial sales gains in the commercial and waste water markets in North America.

The increase in sales of $54.5 million in the first nine months of 1996 compared with the same period of 1995 is composed of a $29.6 million, or an 11.0%, increase in IP sector sales and a $24.9 million, or 9.5%, increase in WT sector sales. The increase in IP sales reflects continued strength in sales in Asia Pacific and Latin America which posted increases in net sales over the same period last year of 119.0% and 45.0%, respectively. The increase in sales achieved in WT is primarily attributable to increased sales in Europe and North America and reflects improvements in all major markets, with particularly strong growth in commercial and waste water markets.

Gross margin as a percentage of sales increased to 30.1% in the third quarter of 1996 compared with 29.0% for the third quarter of 1995. The IP sector's gross profit percentage increased to 28.9% in the third quarter of 1996 from 27.8% for the comparable quarter of 1995. This improvement resulted principally from manufacturing efficiencies, purchasing savings and the continuation of more selective bidding of large engineered projects. The WT sector's gross profit percentage was 31.5% in the third quarter of 1996 compared with 30.2% in 1995 and is the result of higher prices and manufacturing efficiencies.

Gross margin as a percentage of sales improved to 29.8% for the first nine months of 1996 compared to 28.7% for the first nine months of 1995. The IP sector's gross profit percentage increased to 29.8% in 1996 from 28.0% in 1995 and was led by improvements in North America that resulted from improved absorption due to increased throughput, efficiencies resulting from the continued implementation of the Company's focused factory strategy, and a continuation of the Company's selective approach on the bidding of large engineered projects. For the first nine months of 1996, the WT sector's gross profit percentage rose to 29.5% from 29.2% in the same nine months of 1995. This increase reflects generally higher margins in North America and Latin America, partially offset by decreases in Asia Pacific and Europe. The decrease in Europe is related to the effects of higher raw material costs, whereas the decrease in Asia Pacific is related to the impact from certain non-repeat, lower margin, municipal government projects.

Selling, general and administrative (SG&A) expenses were 19.3% and 19.5% as a percentage of sales for the third quarter of 1996 and 1995, respectively. For the nine month period, SG&A expenses were 19.8% of net sales for both 1996 and 1995. Excluding a $1.2 million charge associated with the European
<F50>
management change in the first quarter of 1996, SG&A expenses were 19.6% of net sales for the nine months ended September 30, 1996. These improvements have been realized from leveraging the Company's operating base, particularly in the Asia Pacific and Latin America regions where sales growth has been robust. In Europe, the new management team has been especially focused on improving operating returns, and these efforts have resulted in an SG&A cost for the third quarter that was lower than the previous year both in dollar terms and as a percentage of sales.

Research and development (R&D) expenses increased 7.5% and 14.5% for the third quarter and first nine months of 1996, respectively, compared with the same periods for 1995. As a percentage of sales, R&D expenses were 1.2% for the three and nine month periods of 1996 and 1995, reflecting proportionately a consistent new product development effort.

In the second quarter of 1995, the Company recorded a one-time credit of $750,000 for the unused portion of the legal fee accrual related to the submersible water pump litigation in California.

Interest expense increased $.1 million and $.6 million in the third quarter and the first nine months of 1996 compared with the same periods for 1995. The increase for the third quarter of 1996 is attributable to the mix of foreign and domestic debt. The increase in the first nine months of 1996 reflects higher borrowing levels partially offset by lower overall interest rates.

Interest income rose $.2 million in the quarter as a result of higher cash balances at overseas affiliates. For the nine months ended September 30, 1996, interest income decreased $.2 million over the comparable period in 1995 due to generally lower cash balances and customer financing income.

Other expense (income)- net changed by $1.9 million in the third quarter of 1996 compared with 1995. This change from a net - other income of $1.0 million in 1995 to a net - other expense of $.9 million in 1996 was the result of a 1995 gain on the sale of the BFI barrel pump product line and 1995 Vogel customs refunds that did not recur in 1996, as well as currency exchange losses that mainly relate to the devaluation of the Venezuelan bolivar and currency transaction losses in Canada. For the nine months year-to-date the change from a net - other income of $.7 million in 1995 to a net - other expense of $.9 million in 1996 was attributable to similar reasons as indicated for the quarter, as well as a $1.2 million gain on the 1996 sale of certain product lines of the Company's Municipal Business Unit.

The provision for income taxes represents 35.2% and 37.1% of earnings before income taxes for the third quarter of 1996 and 1995, respectively. For the nine months of 1996 and 1995, the provision for income taxes represents 35.6% and 37.1% of earnings before income taxes, respectively. The lower 1996 effective tax rate, which management expects to maintain for the full year, is reflective of domestic state tax reduction strategies and relatively higher profitability levels in lower foreign tax jurisdictions.
<F50>
Liquidity and Capital Resources

As reflected in the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 1996, $19.0 million of cash generated by operating activities was used to fund $16.6 million of investing activities and $1.8 million of financing activities, resulting in an increase in cash and cash equivalents of $.6 million.

Significant changes in working capital items that impacted cash flow from operating activities in 1996 included a $21.1 million increase in net receivables related to higher shipments in the third quarter and an $11.5 million decrease in trade payables and accrued expenses resulting primarily from certain payments made in connection with the 1995 Environamics and Venezuelan restructurings.

In the first nine months of 1996, capital additions were $19.9 million. Significant projects included equipment and building additions, primarily in North America and Europe. Through September 30, 1996, approximately $4.0 million has been expended on the Company's $9 million project that was announced in the first quarter of 1996 to expand its Auburn, New York facility to accommodate the manufacturing of Water Technology products currently produced in the Seneca Falls, New York location. The Company expects capital expenditures to amount to approximately $35 to $40 million for the year, somewhat higher than the total expended in 1995.

In September 1996, the Company declared its 199th consecutive dividend, dating back to 1947, of $.20 per share on the common stock outstanding.

Cumulative translation adjustments on the accompanying Condensed Consolidated Balance Sheet at September 30, 1996 were $11.2 million compared to $12.9 million at December 31, 1995 reflecting the strengthened Italian lira, offset in part by the weakened Austrian schilling. Future currency changes could occur at the Company's international locations. The Company evaluates on an ongoing basis methods to minimize the impact of currency fluctuations on operations and reported operating results.

Restructuring Charges

In December 1995, the Company recorded a pre-tax restructuring charge of $19.7 million. This charge resulted from the Company's decision to transfer its ownership interest in Environamics Corporation to that company's management and to wind down its manufacturing activities in Venezuela. The charge provided for $1.4 million of termination costs and $18.3 million of other exit costs (including the write-off of previous investments). The following charges against this restructuring reserve were recorded in the first nine months of 1996: costs of termination benefits were $1.0 million; costs to exit owned and leased facilities were $15.9 million.

In the fourth quarter of 1994, the Company recorded an initial pre-tax restructuring charge of $3.5 million and a related liability for these costs. The restructuring plan included the downsizing of the Company's operations in California, the Netherlands, Mexico, and the consolidation of sales offices, PRO Service Centers and other Company facilities. In December 1995, the
<F50>
Company reversed $1.2 million of the 1994 restructuring charge due to lower than expected outsourcing in California and the transfer of certain Netherlands employees to other Goulds Pumps European operations. At September 30, 1996, there was no reserve remaining compared to $.7 million at December 31, 1995, reflecting charges against the reserve in the first nine months of 1996 of $.3 million related to costs of termination benefits and $.4 million of costs to exit owned and leased facilities.

The Company believes its restructuring reserves are adequate to complete the restructuring plans, outlined above.

Orders and Backlog

Orders for the third quarter 1996 rose 5.0% over the comparable quarter in 1995, reaching an all-time quarterly record of $208.1 million. This improvement reflected quarterly records in both sectors, with a 6.3% increase in WT orders and 3.7% increase in IP orders. WT orders reflect continued broad-based global strength in commercial and waste water markets in North America, in addition to a particularly strong increase in Europe in the third quarter. IP orders were up primarily as a result of a strong chemical market and a sharp upturn in HPI (Hydrocarbon Processing Industry) orders.

For the first nine months of 1996, orders of $570.6 million represented a 4.1% increase over orders of $548.0 million for the same period in 1995.
This increase is composed of a 7.5% increase in WT orders while IP orders increased by 1.0%. The increase in WT orders reflects growth in all major markets in Europe and North America. IP orders associated with the pulp and paper market continue to be below last year s record levels, but there has been an improved trend in the third quarter compared to the first half of the year. However, as a result of the slowdown in pulp and paper orders compared with the prior year, the Company has temporarily moved to a shortened workweek in its Seneca Falls foundry operations.

Backlog was $130.9 million at September 30, 1996 compared with $152.5 million at September 30, 1995. The unusually high backlog at September 30, 1995 resulted from temporary manufacturing throughput issues. During 1996, however, significant improvements in manufacturing efficiencies have been realized, resulting in shortened leadtimes and improved delivery performance.

Environmental Matters

In 1995, a legal action was filed against the Company and 21 other defendants in the United States District Court for the Western District of New York (Rochester) by two plaintiffs seeking damages for environmental contamination at or near an inactive landfill site in Seneca Falls, New York. The
Company s investigation into the allegations in these actions is in its preliminary phases. The Company believes that under applicable laws it should not bear any liability to one of the claimants, the current landfill owner, who purchased the property with full knowledge of its prior use and continued to operate it thereafter. In addition, the Company believes that there is little reasonable likelihood of material liability to the other claimant at this stage of investigation, based upon considerations of the damages claimed, nature of contamination and the existence of other financially viable codefendants, and after reviewing the applicable legal principles. The Company has answered the complaint by denying the material allegations and asserting various affirmative defenses, cross-claims and counter-claims. Initial discovery procedures are now underway. The Company intends to vigorously defend this litigation, but no assurance can be given as to the ultimate outcome of such litigation or its impact on the Company.
<F50>
The Company recorded a $2.0 million provision in 1991 for estimated costs to monitor and remediate an inactive Company landfill site in Seneca Falls, New York. At September 30, 1996, the remaining reserve was $1.5 million. The remediation plan has been approved by the New York State Department of Environmental Conservation. Substantial progress on the remediation work has been made and completion is expected by the end of 1996. The Company currently believes that the reserve associated with this site is sufficient to absorb any future costs.

Apart from issues discussed above, the Company is not currently aware of any other environmental matters which would be reasonably likely to have a material impact on recurring costs, capital expenditures, or mandated expenditures.


<F50>
                   PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

     Disclosures regarding legal proceedings are set forth in Part I, Item 3 of the Company s Form 10-K for the year ended December 31, 1995, which is incorporated herein by reference.

     No material developments have occurred since that report was filed on March 29, 1996.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibit III(ii) Amended and Restated By-Laws of Goulds Pumps, Incorporated - Amended and Restated as of September 19, 1996.
(b)  Exhibit XI (Earnings Per Share Computation)
(c)  Exhibit XXVII (Financial Data Schedule) - filed electronically only.
(d) No reports on Form 8-K were filed for the three months ended September 30, 1996.

<F50>
                            AMENDED AND RESTATED
                                   BY- LAWS
                                     of
                          GOULDS PUMPS, INCORPORATED
              (Incorporated under the Laws of the State of Delaware)


                                  Article 1
                                  LOCATION

     SECTION 1.1 The principal business office of the Corporation shall be in the Town of Perinton, State of New York. The registered office of the Corporation in the State of Delaware shall be at 100 West Tenth Street, in the City of Wilmington, County of New Castle, and the registered agent in charge thereof shall be The Corporation Trust Company.


                                  Article 2
                                 STOCKHOLDERS

     SECTION 2.1 The Annual Meeting of the stockholders of the Corporation for the election of Directors and such other business as may properly come before the meeting shall be held on such date and at such time as the Board of Directors shall designate. The meeting shall be held at the principal business office of the Corporation or at such other location as may be determined by the Board of Directors.

     SECTION 2.2 Special Meetings of the stockholders of the Corporation may be called at any time by the Board of Directors and shall be held at the principal business office of the Corporation or at such other location as may be determined by the Board of Directors. No business other than that stated in such notice shall be transacted at any such meeting.

     SECTION 2.3 All notices of meetings of the stockholders of the Corporation shall be given not less than ten (10) days (not less than twenty
(20) days if action is proposed to be taken which would, if taken, entitled stockholders to appraisal rights pursuant to Section 262 of the Delaware General Corporation Law) nor more than sixty (60) days before the meeting. Notices may be given personally or by mail and, if mailed, shall be deemed given when deposited in the United States mail, postage prepaid, directed to the stockholders at their addresses as they appear on the records of the Corporation.

     SECTION 2.4 At all meetings of stockholders there shall be present, either in person or by proxy, stockholders holding at least one-third of the shares entitled to vote in order to constitute a quorum, except where otherwise provided by law. When a quorum is once present to organize a meeting, it is not broken by the subsequent withdrawal of any stockholders from the meeting.

     SECTION 2.5 Stockholders entitled to notice of and to vote at any Annual or Special Meeting shall be those who are stockholders of record on the books of the Corporation at a time to be determined by the Board of Directors, which time shall be not more than sixty (60) nor less than ten
(10) days prior to the date of such meeting. At any Annual or Special meeting, each stockholder entitled to vote shall have one vote for each share of stock standing in his name on the books of the Corporation on the record date for the meeting and may cast such vote in person or by proxy.

     SECTION 2.6 At all meetings of stockholders all matters, except as otherwise required by the Certificate of Incorporation or by law, shall be determined by vote of a majority of shares present in person or represented by proxy at the meeting and entitled to vote on the subject matter. The voting shall be by written ballot or, as to matters other than the election of directors, as the chairman of the meeting shall otherwise determine.

     SECTION 2.7 Either the Board of Directors or, in the absence of a designation of inspectors by the Board, the chairman of any meeting of stockholders shall, in its or such person's discretion, appoint one or more inspectors to act at any meeting of stockholders. Such inspector or inspectors shall perform such duties as shall be specified by the Board or the chairman of the meeting (as are consistent with Section 231 of the Delaware General Corporation Law). An inspector need not be a stockholder. No Director or nominee for the office of Director shall be appointed as inspector.

     SECTION 2.8 Meetings of stockholders shall be presided over by the persons designated in Section 6 hereof or, in the absence of the foregoing persons, by a Chair designated by the Board of Directors, or, in the absence of any such designation, by a Chair chosen at the meeting. The Secretary of the Corporation shall act as secretary of the meeting, but in his or her absence the Chair of the meeting may appoint any person to act as secretary of the meeting.

     SECTION 2.9 A list of stockholders as of the record date, certified by the Secretary, or by the transfer agent, shall be prepared at least ten (10) days before every meeting of stockholders and shall be kept at the principal business office of the Corporation. Such list shall be open to examination by any stockholder, for any purpose germane to the meeting, during ordinary business hours, for a period of at least ten (10) days prior to the meeting. The list shall also be produced and kept at the time and place of the meeting during the whole time thereof, and may be inspected by any stockholder who is present. The original or duplicate of the stock ledger shall be the only evidence as to who are the stockholders entitled to examine such list, or to vote in person or by proxy at such meeting. The Corporation shall be fully protected in treating the persons in whose names shares stand on the record of stockholders as the owners thereof for all purposes.

     SECTION 2.10 Any meeting of stockholders, Annual or Special, may be adjourned from time to time, to reconvene at the same or some other place, and it shall not be necessary to give any notice of the adjourned meeting if the time and place to which the meeting is adjourned are announced at the meeting at which the adjournment is taken. However, if the adjournment is for more than thirty (30) days, or if after the adjournment the Board fixes a new record date for the adjourned meeting, a notice of the adjourned meeting shall be given to each stockholder of record on the new record date entitled to notice under SECTION 7.4. At the adjourned meeting, any business may be transacted that might have been transacted at the meeting which was adjourned.

     SECTION 2.11 Every stockholder entitled to vote at a meeting of stockholders may authorize another person or persons to act for him by proxy, but no such proxy shall be voted or acted upon after three years from its date, unless the proxy provides for a longer period. Without limiting the manner in which a stockholder may authorize another person or persons to act for him as proxy, the following shall constitute a valid means by which a stockholder may grant such authority:

     (a) A stockholder may execute a writing authorizing another person or persons to act for him as proxy, execution thereof being accomplished by the stockholder or his authorized officer, director, employee or agent signing such writing or causing his or her signature to be affixed to such writing by any reasonable means including, but not limited to, facsimile signature.

     (b) A stockholder may authorize another person or persons to act for him as proxy by transmitting or authorizing the transmission of a telegram, cablegram or other means of electronic transmission to the person who will be the holder of the proxy or to a proxy solicitation firm, proxy support service organization or like agent duly authorized by the person who will be the holder of the proxy to receive such transmission, provided that any such telegram, cablegram or other means of electronic transmission must either set forth or be submitted with information from which it can be determined that the telegram, cablegram or other electronic transmission was authorized by the stockholder. If it is determined that such telegrams, cablegrams or other electronic transmission are valid, the inspectors shall specify the information upon which they relied.

     Any copy, facsimile telecommunication or other reliable reproduction of the foregoing writings or transmissions may be substituted or used in lieu of an original writing or transmission for any and all purposes for which the original writing or transmission could be used, provided that such copy, facsimile telecommunication or other reproduction shall be a complete reproduction of the entire original writing or transmission.

     SECTION 2.12.

     (a) The matters to be considered and brought before any Annual or Special Meeting of the stockholders of the Corporation shall be limited to only such matters, including the nomination and election of directors, as shall be brought properly before such meeting in compliance with the procedures set forth in this Section 2.12.

     (b) For any matter to be properly before any Annual Meeting of the stockholders, the matter must be (i) specified in the notice of Annual Meeting given by or at the direction of the Board of Directors, (ii) otherwise brought before the Annual Meeting by or at the direction of the Board of Directors or (iii) brought before the Annual Meeting in the manner specified in this Section 2.12(b) by a stockholder of record or a stockholder (a Nominee Holder ) that holds voting securities entitled to vote at meetings of stockholders through a nominee or street name holder of record and can demonstrate to the Corporation such indirect ownership and such Nominee Holder s entitlement to vote such securities. In addition to any other requirements under applicable law and the Certificate of Incorporation and By-laws of the Corporation, persons nominated by stockholders for election as directors of the Corporation and any other proposals by stockholders shall be properly brought before the meeting only if notice of any such matter to be presented by a stockholder at such meeting of stockholders (the Stockholder Notice ) shall be delivered to the Secretary of the Corporation at the principal executive office of the Corporation not less than 60 nor more than 90 days prior to the first anniversary date of the Annual Meeting for the preceding year; provided, however, if and only if the Annual Meeting is not scheduled to be held within a period that commences 30 days before such anniversary date and ends 30 days after such anniversary date (an Annual Meeting date outside such period being referred to herein as an Other Meeting Date ), such Stockholder Notice shall be given in the manner provided herein by the later of the close of business on (i) the date sixty days prior to such Other Meeting Date or (ii) the tenth day following the date such Other Meeting Date is first publicly announced or disclosed.

          Any stockholder desiring to nominate any person or persons (as the case may be) for election as a director or directors of the Corporation shall deliver, as part of such Stockholder Notice, a statement in writing setting forth the name of the person or persons to be nominated, the number and class of all shares of each class of stock of the Corporation owned of record and beneficially by each such person, as reported to such stockholder by such nominee(s), the information regarding each such person required by paragraphs (a), (e) and (f) of Item 401 of Regulation S-K adopted by the Securities and Exchange Commission (or the corresponding provisions of any regulation subsequently adopted by the Securities and Exchange Commission applicable to the Corporation), each such person s signed consent to serve as a director of the Corporation if elected, such stockholder s name and address, the number and class of all shares of each class of stock of the Corporation owned of record and beneficially by such stockholder and, in the case of a Nominee Holder, evidence establishing such Nominee Holder s indirect ownership of, and entitlement to vote, securities at the meeting of stockholders.

          Any stockholder who gives a Stockholder Notice of any matter proposed to be brought before the meeting (not involving nominees for director) shall deliver, as part of such Stockholder Notice, the text of the proposal to be presented and a brief written statement of the reasons why such stockholder favors the proposal and setting forth such stockholder s name and address, the number and class of all shares of each class of stock of the Corporation owned of record and beneficially by such stockholder, if applicable, any material interest of such stockholder in the matter proposed (other than as a stockholder) and, in the case of a Nominee Holder, evidence establishing such Nominee Holder s indirect ownership of, and entitlement to vote, securities at the meeting of stockholders. As used herein, shares beneficially owned shall mean all shares which such person is deemed to beneficially own pursuant to Rules 13d-3 and 13d-5 under the Securities Exchange Act of 1934 (the Exchange Act ).

          Notwithstanding anything in this Section 2.12(b) to the contrary, in the event that the number of directors to be elected to the Board of Directors of the Corporation is increased and either all of the nominees for director or the size of the increased Board of Directors is not publicly announced or disclosed by the Corporation for at least 70 days prior to the first anniversary of the preceding year s Annual Meeting, a Stockholder Notice shall also be considered timely hereunder, but only with respect to nominees for any new positions created by such increase, if it shall be delivered to the Secretary of the Corporation at the principal executive office of the Corporation not later than the close of business on the tenth day following the first date all of such nominees or the size of the increased Board of Directors shall have been publicly announced or disclosed.

     (c) Only such matters shall be properly brought before a Special Meeting of stockholders as shall have been brought before the meeting pursuant to the Corporation s notice of meeting. In the event the Corporation calls a special meeting of stockholders for the purpose of electing one or more directors to the Board of Directors, any stockholder may nominate a person or persons (as the case may be), for election to such position(s) as specified in the Corporation s notice of meeting, if the Stockholder Notice required by Section 2.12(b) hereof shall be delivered to the Secretary of the Corporation at the principal executive office of the Corporation not later than the close of business on the tenth day following the day on which the date of the Special Meeting and of the nominees proposed by the Board of Directors to be elected at such meeting is publicly announced or disclosed.

     (d) For purposes of this Section 2.12, a matter shall be deemed to have been publicly announced or disclosed if such matter is disclosed in a press release reported by the Dow Jones News Service, Associated Press or comparable national news service or in a document publicly filed by the Corporation with the Securities and Exchange Commission.

     (e) In no event shall the adjournment of an Annual Meeting, or any announcement thereof, commence a new period for the giving of notice as provided in this Section 2.12. This Section 2.12 shall not apply to (i) stockholder proposals made pursuant to Rule 14a-
          8 under the Exchange Act or (ii) the election of directors selected by or pursuant to the provisions of Article IV of the Certificate of Incorporation relating to the rights of the holders of any class or series of stock of the Corporation having a preference over the Common Stock as to dividends or upon liquidation to elect directors under specified circumstances.

     (f) The person presiding at any meeting of stockholders, in addition to making any other determinations that may be appropriate to the conduct of the meeting, shall have the power and duty to determine whether notice of nominees and other matters proposed to be brought before a meeting has been duly given in the manner provided in this
          Section 2.12 and, if not so given, shall direct and declare at the meeting that such nominees and other matters shall not be considered.

     Nothing in this Section shall require the inclusion of information about any such proposal in any proxy statement distributed at the direction of the Board of Directors.


                                  Article 3
                                  DIRECTORS

     SECTION 3.1 The Directors of the Corporation shall be elected by ballot to hold office until the next Annual Meeting of the stockholders and until their successors have been elected and qualified, except as hereinafter provided. The number of directors shall be between five and fifteen, as determined by the Board of Directors, provided that no decrease in the number of Directors shall shorten the term of any incumbent Director.

     SECTION 3.2 Newly created directorships resulting from an increase in the number of directors and vacancies occurring in the Board of Directors for any reason may be filled by vote of a majority of the Directors then in office, although less than a quorum exists. A Director elected to fill a vacancy shall be elected to hold office until the next Annual Meeting of Stockholders, and until his successor has been elected and qualified.

     SECTION 3.3 In case of the death or resignation of all members of the Board of Directors, a Special Meeting of the stockholders may be called as provided by statute, for the election of Directors for the unexpired terms of said deceased or resigned Directors. The manner of electing Directors at such meeting shall be the same as that provided for their election at Annual Meetings of Stockholders.

     SECTION 3.4 The Board of Directors may appoint from among its members an Executive Committee of not less than three in number, among whom shall be included the Chairman of the Board and the Chief Executive Officer, and shall designate one of such members as Chairman. The Board of Directors reserves to itself alone the power to declare dividends, issue stock, recommend to stockholders any action requiring their approval, amend or repeal By-laws, change the membership of any committee at any time, fill vacancies therein or in the Board, and discharge any committee either with or without cause at any time. Subject to the foregoing limitations, the Executive Committee shall possess and exercise all other powers of the Board of Directors during the intervals between meetings. All action by the Executive Committee, or by any other Committee, shall be reported to the Board at its meeting next succeeding such action.

     SECTION 3.5 The Board of Directors may appoint any other committee or committees for any purpose or purposes not inconsistent with their own powers, which shall have such powers as shall be specified in the resolution of appointment.

     SECTION 3.6 The Board of Directors of the Corporation may adopt by resolution such rules, regulations and procedures for the conduct of meetings of stockholders as it shall deem appropriate. Except to the extent inconsistent with such rules and regulations as adopted by the Board of Directors, the Chair of any meeting of stockholders shall have the right and authority to prescribe such rules, regulations and procedures and to do all such acts as, in the judgment of such Chair, are appropriate for the proper conduct of the meeting. Such rules, regulations or procedures, whether adopted by the Board of Directors or prescribed by the Chair of the meeting, may include, without limitation, the following: (a) the establishment of an agenda or order of business for the meeting; (b) rules and procedures for maintaining order at the meeting and the safety of those present;
(c) limitations on attendance at or participation in the meeting to stockholders of record of the Corporation, their duly authorized and constituted proxies or such other persons as the Chair shall permit;
(d) restrictions on entry to the meeting after the time fixed for the commencement thereof; and (e) limitations on the time allotted to questions and comments by participants. Unless, and to the extent determined by the Board of Directors or the Chair of the meeting, meetings of stockholders shall not be required to be held in accordance with rules of parliamentary procedure.

     SECTION 3.7 Any Director may resign at any time by giving written notice to the Corporation. Such resignation shall take effect at the time specified in such notice or, if no time is specified, on delivery.


                                  Article 4
                             MEETING OF DIRECTORS

     SECTION 4.1 As soon as practical after each annual election of Directors, the Board of Directors shall meet for the purposes of organization, the election of officers and the transaction of other business. Regular meetings of the Board of Directors shall be held at such place or places and on such days and at such hours as the Board of Directors may by resolution appoint. Notice of organizational meetings and regular meetings need not be given.

     Special meetings of the Board of Directors may be called by the Chairman of the Board or the Chief Executive Officer and shall be called by the Secretary at the written request of any Director. Notice of each special meeting shall be given to each Director and state the date, place and time of such meeting, and shall be deemed sufficient if given orally, delivered in writing or sent by telegraph or telecopy not less than forty eight (48) hours before the meeting, sent by overnight delivery not less than seventy two (72) hours before the date of meeting (excluding Sunday and legal holidays), or mailed not less than ten (10) days before the date of meeting (excluding Sunday and legal holidays).

     SECTION 4.2 One-third of the total number of Directors shall constitute a quorum for the transaction of business, except that at meetings of the Board called by the Secretary upon the written request of any Director or Directors, a concurring majority vote of the entire Board shall be necessary for taking any action.

     SECTION 4.3 Meetings of the Board of Directors may be held at the principal office of the Corporation or any other place determined by the Board or designated in the notice calling the meeting.

     SECTION 4.4 Any action required or permitted to be taken by the Board or any committee thereof may be taken without a meeting if all members of the Board or the committee thereof consent in writing to the adoption of a resolution authorizing the action to be taken. The resolution and written consent or written consents thereto by the members of the Board or committee shall be filed with the minutes of the proceedings of the Board or committee.

     SECTION 4.5 Any one or more members of the Board or any committee thereof may participate in a meeting of such Board or committee by means of a conference telephone or similar communications equipment allowing all persons participating in the meeting to hear each other at the same time. Participation by such means shall constitute presence in person at a meeting.

     SECTION 4.6 A majority of the Directors present at a meeting, whether or not a quorum is present, may adjourn the meeting to another time and place without notice to any Director, except that such notice shall be given to all Directors not present at the time of adjournment if such adjournment is to a time more than forty-eight (48) hours following such adjournment.


                                 Article 5
                             POWERS OF DIRECTORS

     SECTION 5.1 The business and affairs of the Corporation shall be managed under the direction of its Board of Directors.


                                   Article 6
                                   OFFICERS

     SECTION 6.1 At the Annual Meeting of Directors held immediately following the Annual Meeting of Stockholders, the Board of Directors shall elect from its members a Chairman of the Board, a Chief Executive Officer, and a President. The Board shall also elect two or more Vice-Presidents, a Secretary, a Controller and a Treasurer, and may also elect such other officers as may in their discretion be desirable, either from among its members or otherwise. All officers, other than the Chief Executive Officer, shall, in addition to the responsibilities specified in these By-laws, have such other responsibilities as assigned to them by the Board of Directors or the Chief Executive Officer. The Board may also designate appropriate descriptive titles for the Vice Presidents and other Officers. The Officers so elected shall serve as such until the next Annual Meeting of the Board of Directors or until their respective successors are elected and qualified or during the pleasure of the Board.

     SECTION 6.2 The Chief Executive Officer may make interim appointments of Assistant Treasurers, Assistant Secretaries, and Assistant Controllers not exceeding three of each and he may also remove them from office.

     SECTION 6.3 The Chairman of the Board shall preside at all meetings of the Board of Directors at which he is present, and shall act as chairman of meetings of stockholders.

     SECTION 6.4 The Chief Executive Officer shall have general charge and supervision of the business and affairs of the Corporation and fulfill the instructions of the Board. In the absence of the Chairman of the Board, the Chief Executive Officer shall preside at all meetings of the Board of Directors and shall act as chairman of meetings of stockholders. He shall have, on behalf of the Corporation, power to sign or counter-sign stock certificates, contracts, documents and commercial papers necessary for the transaction of corporate business as permitted by law and these By-laws. He shall submit a complete annual report of the operations and condition of the Corporation to the stockholders at or prior to their Annual Meeting and from time to time shall report to the Directors as to all matters within his knowledge which the interests of the Corporation may require be brought to their notice. He shall discharge all other duties and shall have such additional powers as may be imposed upon him by law, these By-laws or delegated to him by the Board of Directors.

     SECTION 6.5 The President shall have general powers and duties of supervision and management over the operations of the Corporation. Where the President is not also the Chief Executive Officer, he shall exercise such powers and perform such duties under the general charge and supervision of the Chief Executive Officer and the Board of Directors. In the absence or incapacity of the Chief Executive Officer, the President, if there be such a separate officer, shall perform the duties and have the powers of the Chief Executive Officer.

     SECTION 6.6 The Vice-Presidents shall perform such duties as may be assigned to them by the Board of Directors, the Chief Executive Officer, and the President. In the absence or incapacity of both the Chief Executive Officer and the President, any Vice-President who is at the main office of the Corporation during such absence or incapacity shall perform the duties and have the powers of the Chief Executive Officer during such absence or incapacity or until the Board shall otherwise determine.

     SECTION 6.7 The Secretary shall keep the minutes of the Board of Directors and the minutes of the meetings of stockholders. He shall attend to the giving and serving of all notices of the Corporation. He shall affix the seal of the Corporation to all certificates of stock when signed by the Chief Executive Officer and Secretary. He shall have charge of the certificate book and seal, and such other books as the Board may direct. He shall attend to such correspondence as may be assigned to him and perform all the duties incidental to his office.

     He shall sign the certificates of stock signed by the Chief Executive Officer or President. The Secretary shall exhibit at the proper time and during usual business hours to a person legally entitled, and upon proper written demand, the minutes of proceedings of the stockholders and the record of stockholders. In the absence or incapacity of the Secretary, the Assistant Secretaries or any of them, shall perform the duties and have the powers of the Secretary.

     SECTION 6.8 The Controller shall have charge of and jurisdiction over all books and records pertaining to the accounts of the Corporation. Upon proper written application he shall exhibit such records in his office to any stockholder who may be legally entitled to inspect them at an appropriate time during the usual business hours of the Corporation. In the absence or incapacity of the Controller, the Assistant Controllers or any of them shall perform the duties and have the powers of the Controller.

     SECTION 6.9 The Treasurer will have the custody of all funds and securities of the Corporation. In the absence or incapacity of the Treasurer, the Assistant Treasurers, or any of them, shall perform the duties and have the powers of the Treasurer. If required by the Board of Directors, the Corporation shall obtain and carry a surety bond on the Treasurer and Assistant Treasurers in such amount as the Board of Directors shall fix for their integrity in the handling of its funds and securities and the faithful performance of their duties.

     SECTION 6.10 All checks, notes, drafts and such other commercial papers as shall be necessary in the transaction of the business of the Corporation shall bear the signatures of the Chief Executive Officer, President or any Vice-President, the Treasurer or any Assistant Treasurer, or of such other person or persons as may be authorized by the Board of Directors.

     SECTION 6.11 Each of the Chief Executive Officer, President, the Vice-Presidents, the Secretary, the Treasurer, the Assistant Secretaries, or the Assistant Treasurers, is hereby authorized and empowered, whenever such officer shall deem it necessary and proper for the best interests of the Corporation, to execute in the name and on behalf of the Corporation, and under its corporate seal, the following:

             (a)    Powers of Attorney and releases or other similar
                instruments to facilitate the collection or compromise of debts due the Corporation.

             (b)    Powers of Attorney or similar instruments providing sales
                authority to representatives to bind the Corporation.

             (c)    Leases for a term not exceeding five years.

             (d)    Assignments or discharges of mortgages or judgments
                belonging to it upon payment, compromise or settlement of the obligations relating thereto.

             (e)    Powers of Attorney to appoint an attorney or agent to
                exercise in the name and on behalf of the Corporation the powers and rights which the Corporation may have as the holder of stock or other securities in any other corporation to vote or to consent in respect of such stock or other securities and any and all such ballots, consents, proxies, powers of attorney or other written instruments as they may deem necessary in order that the Corporation may exercise such powers and rights.

             (f)    A stock power, stock certificate or other assignment
                document to transfer any stock or other securities in any other corporation which may from time to time be owned by or stand in the name of the Corporation.

     SECTION 6.12 Any officer may be removed by the Board of Directors, with or without cause, at any time. Removal of an officer without cause shall be without prejudice to his contract rights, if any, but his election as an officer shall not of itself create contract rights.


                                  Article 7
                                CAPITAL STOCK

     SECTION 7.1 Certificates of stock shall be numbered in the order in which they are issued, and shall be signed by the Chief Executive Officer and the Secretary, and sealed with the seal of the Corporation. Such seal may be a facsimile, engraved or printed. Where any such certificate is signed by a transfer agent or transfer clerk and by a registrar, the signatures of such Chief Executive Officer and Secretary upon such certificates may be facsimiles, engraved or printed. In case any such officer who has signed or whose facsimile signature has been placed upon such certificate shall have ceased to be such before such certificate is issued, it may be issued by the Corporation with the same effect as if such officer had not ceased to be such at the date of its issue.

     SECTION 7.2 The shares of the Corporation shall be transferable only upon its books by the holders thereof in person or by their duly authorized attorneys or legal representatives, and upon such transfer the old certificates duly endorsed or accompanied by evidence of succession, assignment or authority to transfer shall be surrendered to the Corporation by the delivery thereof to the person in charge of the list of stockholders and the transfer books and ledgers, or the transfer agent, or to such other person as the Directors may designate, by whom they shall be canceled, and new certificates shall thereupon be issued.

     SECTION 7.3 The Corporation shall keep at its principal business office, or at the office of its transfer agent or registrar, a record containing the names and addresses of all stockholders, the number and class of shares held by each and the dates when they respectively became the owners of record thereof in written form or in any other form capable of being converted into written form within a reasonable period of time. The Corporation shall be fully protected in treating the persons in whose names shares stand on the record of stockholders as the owners thereof for all purposes.

     SECTION 7.4 For the purpose of determining the stockholders entitled to notice of, or vote at, any meeting of stockholders or any adjournment thereof, or determining stockholders entitled to receive payment of any dividend or other distribution or the allotment of any rights, or entitled to exercise any rights in respect of any change, conversion or exchange of stock or for the purpose of any other lawful action, the Board of Directors may fix in advance a record date which shall be not more than sixty (60) nor less than ten (10) days before the date of any such meeting, nor more than sixty (60) days prior to any other such action. In each such case, except as otherwise provided by law, only such persons as shall be stockholders of record on the date so fixed shall be entitled to notice of, and to vote at, such meeting and any adjournment thereof, or to receive payment of such dividend or such allotment of rights, or otherwise to be recognized as stockholders for the purpose of any other action affecting the interests of stockholders, notwithstanding any registration of transfer of shares on the books of the Corporation after any such record date so fixed.

     SECTION 7.5 The Board of Directors may direct a new certificate for shares to be issued in place of any certificate theretofore issued by the Corporation alleged to have been lost, stolen or destroyed, upon the making of an affidavit of that fact by the person claiming the certificate to be lost or destroyed. When authorizing such issue of a new certificate, the Board may, in its discretion and as a condition precedent to the issuance thereof, require the owner of such allegedly lost, stolen or destroyed certificate, or his legal representative, to give the Corporation a bond sufficient to indemnify it against any claim that may be made against the Corporation on account of the alleged loss, theft or destruction of any such certificate or the issuance of such new certificate.


                                  Article 8
                                  DIVIDENDS

     SECTION 8.1 To the extent permitted by law, dividends shall be declared and paid upon the capital stock of the Corporation as often, at such times and in such amounts as the Board of Directors may determine.


                                  Article 9
                                     SEAL

     SECTION 9.1 The seal of the Corporation shall be in the form of a circle bearing the name of the Corporation.


                                 Article 10
                                   NOTICES

     SECTION 10.1 Whenever under the provisions of these By-laws notice is required to be given to any Director or stockholder, it shall not be construed to mean that such notice must be served personally, but such notice may be given in writing by depositing the same in the Post Office or Letter Box in a postpaid wrapper addressed to each Director or stockholder at his home or business address as the same appears on the books of the Corporation, and the date when the same shall be mailed shall be deemed to be the date of the giving of such notice.

     SECTION 10.2 The Directors or stockholders may waive in writing any notice required to be given by these By-laws or pursuant to the Delaware General Corporation law and shall be deemed to have waived notice of any meeting by attending the meeting in person or by proxy except when attending a meeting for the express purpose of objecting, at the beginning of the meeting, to the transaction of business at the meeting because it was not lawfully called or convened.


                                  Article 11
                                  AMENDMENTS

     SECTION 11.1 These By-laws may be amended or repealed, and new By-laws may be made and adopted, by the stockholders or by the Board of Directors.


                                Article 12
                               INDEMNIFICATION

     SECTION 12.1 The Corporation shall to the fullest extent permitted by applicable laws then in effect indemnify any person (the "Indemnitee") who is or was a director or officer of the Corporation and who is or was involved in any manner (including, without limitation, as a party or a witness) or is threatened to be made so involved in any threatened, pending or completed investigation, claim, action, suit or proceeding, whether civil, criminal, administrative or investigative (including without limitation, any action, suit or proceeding by or in the right of the Corporation to procure a judgment in its favor) (a "Proceeding") by reason of the fact that such person is or was a director, officer, employee or agent of the Corporation, or is or was serving at the request of the Corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise (including, without limitation, any employee benefit plan) against all expenses (including attorneys' fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by such person in connection with such Proceeding; provided, however, that, except as provided in SECTION 12.4(d), the foregoing shall not apply to a director or officer of the Corporation with respect to a Proceeding that was commenced by such director or officer prior to a Change in Control (as hereinafter defined). Such indemnification shall be a contract right and shall include the right to receive payment in advance of any expenses incurred by the Indemnitee in connection with such Proceeding, consistent with the provisions of applicable law as then in effect.

     SECTION 12.2 The Corporation may purchase and maintain insurance to protect itself and any director or officer, whether or not he is entitled to indemnification under this Article, against any expenses, judgments, fines and amounts paid in settlement as specified in this Article or incurred by any such person in connection with any Proceeding referred to in this Article, to the fullest extent permitted by applicable law as then in effect. The Corporation may enter into contracts with any person entitled to indemnification under this Article in furtherance of the provisions of this Article and may create a trust fund, grant a security interest or use other means (including, without limitation, a letter of credit) to ensure the payment of such amounts as may be necessary to effect indemnification as provided in this Article.

     SECTION 12.3 The right of indemnification provided in this Article shall not be exclusive of any other rights to which those seeking indemnification may otherwise be entitled, and the provisions of this Article shall inure to the benefit of the heirs and legal representatives of any person entitled to indemnity under this Article and shall be applicable to Proceedings commenced or continuing after the adoption of this Article, whether arising from acts or omissions occurring before or after such adoption.

     SECTION 12.4 In furtherance, but not in limitation of the foregoing provisions, the following procedures, presumptions and remedies shall, to the extent permitted by applicable law, apply with respect to advancement of expenses and the right to indemnification under this Article:

             (a) Advancement of Expenses. All reasonable expenses incurred by or on behalf of the Indemnitee in connection with any Proceeding shall be advanced to the Indemnitee by the Corporation within twenty (20) calendar days after the receipt by the Corporation of a statement or statements from the Indemnitee requesting such advance or advances from time to time, whether prior to or after final disposition of such Proceeding. Such statement or statements shall reasonably evidence the expenses incurred by the Indemnitee and, if required by law at the time of such advance, shall include or be accompanied by an undertaking by or on behalf of the Indemnitee to repay the amounts advanced if it should ultimately be determined that the Indemnitee is not entitled to be indemnified against such expenses pursuant to this Article.

             (b)  Procedure for Determination of Entitlement to
Indemnification.

               (i) To obtain indemnification under this Article, an Indemnitee shall submit to the Secretary of the Corporation a written request, including such documentation and information as is reasonably available to the Indemnitee and reasonably necessary to determine whether and to what extent the Indemnitee is entitled to indemnification (the "Supporting Documentation"). The determination of the Indemnitee's entitlement to indemnification shall be made not later than sixty (60) calendar days after receipt by the Corporation of the written request for indemnification together with the Supporting Documentation. The Secretary of the Corporation shall, promptly upon receipt of such a request for indemnification, advise the Board of Directors in writing that the Indemnitee has requested indemnification.

               (ii) The Indemnitee's entitlement to indemnification under this Article shall be determined in one of the following ways: (A) by a majority vote of the Disinterested Directors (as hereinafter defined), whether or not they constitute a quorum of the Board of Directors; (B) by a written opinion of Independent Counsel (as hereinafter defined) if (x) a Change in Control (as hereinafter defined) shall have occurred and the Indemnitee so requests or (y) a majority of the Disinterested Directors so directs; (C) by the stockholders of the Corporation (but only if a majority of the Disinterested Directors presents the issue of entitlement to indemnification to the stockholders for their determination); or (D) as provided in the second sentence of SECTION 12.4(c).

               (iii) In the event the determination of entitlement to indemnification is to be made by Independent Counsel pursuant to
SECTION 12.4(b)(ii), a majority of the Disinterested Directors shall select the Independent Counsel, but only an Independent Counsel to which the Indemnitee does not reasonably object; provided, however, that if a Change in Control shall have occurred, the Indemnitee shall select such Independent Counsel, but only an Independent Counsel to which the Board of Directors does not reasonably object.

             (c) Presumptions and Effect of Certain Proceedings. Except as otherwise expressly provided in this Article, the Indemnitee shall be presumed to be entitled to indemnification under this Article upon submission of a request for indemnification together with the Supporting Documentation in accordance with SECTION 12.4(b)(i), and thereafter the Corporation shall have the burden of proof to overcome that presumption in reaching a contrary determination. In any event, if the person or persons empowered under
SECTION 12.4(b) to determine entitlement to indemnification shall not have been appointed or shall not have made a determination within sixty (60) calendar days after receipt by the Corporation of the request therefor together with the Supporting Documentation, the Indemnitee shall be deemed to be entitled to indemnification and the Indemnitee shall be entitled to such indemnification unless (A) the Indemnitee misrepresented or failed to disclose a material fact in making the request for indemnification or in the Supporting Documentation or (B) such indemnification is prohibited by law. The termination of any Proceeding described in SECTION 12.1, or of any claim, issue or matter therein, by judgment, order, settlement or conviction, or upon a plea of nolo contendere or its equivalent, shall not, of itself, adversely affect the right of the Indemnitee to indemnification or create a presumption that the Indemnitee did not act in good faith and in a manner which the Indemnitee reasonably believed to be in or not opposed to the best interests of the corporation or, with respect to any criminal Proceeding, that the Indemnitee had reasonable cause to believe that his conduct was unlawful.

             (d)  Remedies of Indemnitee.

               (i) In the event that a determination is made pursuant to
SECTION 12.4(b) that the indemnitee is not entitled to indemnification under this Article, (A) the Indemnitee shall be entitled to seek an adjudication of his entitlement to such indemnification in the Chancery Court of the State of Delaware; (B) any such judicial proceeding shall be de novo and the Indemnitee shall not be prejudiced by reason of such adverse determination; and (C) in any such proceeding the Corporation shall have the burden of proving that the Indemnitee is not entitled to indemnification under this Article.

               (ii) If a determination shall have been made or deemed to have been made, pursuant to SECTION 12.4(b) or (c), that the Indemnitee is entitled to indemnification, the Corporation shall be obligated to pay the amounts constituting such indemnification within five days after such determination has been made or deemed to have been made and shall be conclusively bound by such determination unless (A) the Indemnitee misrepresented or failed to disclose a material fact in making the request for indemnification or in the Supporting Documentation or (B) such indemnification is prohibited by law. In the event that (x) advancement of expenses is not timely made pursuant to SECTION 12.4(a) or (y) payment of indemnification is not made within five calendar days after a determination of entitlement to indemnification has been made or deemed to have been made pursuant to SECTION 12.4(b) or (c), the Indemnitee shall be entitled to seek judicial enforcement of the Corporation's obligation to pay to the Indemnitee such advancement of expenses or indemnification. Notwithstanding the foregoing, the Corporation may bring an action, in an appropriate court in the State of Delaware or any other court of competent jurisdiction, contesting the right of the Indemnitee to receive indemnification hereunder due to the occurrence of an event described in subclause (A) or (B) of this clause (ii) (a "Disqualifying Event"); provided, however, that in any such action the Corporation shall have the burden of proving the occurrence of such Disqualifying Event.

               (iii) The Corporation shall be precluded from asserting in any judicial proceeding commenced pursuant to this SECTION 12.4(d) that the procedures and presumptions of this Article are not valid, binding and enforceable and shall stipulate in any such court that the Corporation is bound by all the provisions of this Article.

               (iv)  In the event that the Indemnitee, pursuant to this
SECTION 12.4(d), seeks a judicial adjudication of his rights under, or to recover damages for breach of, this Article, the Indemnitee shall be entitled to recover from the Corporation, and shall be indemnified by the Corporation against, any expenses actually and reasonably incurred by the Indemnitee if the Indemnitee prevails in such judicial adjudication. If it shall be determined in such judicial adjudication that the Indemnitee is entitled to receive part but not all of the indemnification or advancement of expenses sought, the expenses incurred by the Indemnitee in connection with such judicial adjudication shall be prorated accordingly.

             (e)  Definitions. For purposes of this SECTION 12.4:

               (i) "Change in Control" means a change in control of the Corporation of a nature that would be required to be reported in response to
Item 6(a) (or any successor provision) of Schedule 14A of Regulation 14A promulgated under the Securities Exchange Act of 1934 (the "Act"), whether or not the Corporation is then subject to such reporting requirement; provided that, without limitation, such a change in control shall be deemed to have occurred if (A) any "person" (as such term is used in Sections 13(d) and 14(d) of the Act) is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Act), directly or indirectly, of securities of the Corporation representing 20% or more of the combined voting power of the Corporation's then outstanding securities without the prior approval of at least two-thirds of the members of the Board of Directors in office immediately prior to such acquisition; (B) the Corporation is a party to any merger or consolidation in which the Corporation is not the continuing or surviving corporation or pursuant to which shares of the Corporation's Common Stock would be converted into cash, securities or other property, other than a merger of the Corporation in which the holders of the Corporation's Common Stock immediately prior to the merger have the same proportionate ownership of common stock of the surviving corporation immediately after the merger;
(C) there is a sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all, or substantially all, the assets of the Corporation, or a liquidation or dissolution of the Corporation; or
(D) during any period of two consecutive years, individuals who at the beginning of such period constituted the Board of Directors (including for this purpose any new director whose election or nomination for election by the Corporation's stockholders was approved by a vote of at least a majority of the directors then still in office who were directors at the beginning of such period) cease for any reason to constitute at least a majority of the Board of Directors.

               (ii) "Disinterested Director" means a director of the Corporation who is not or was not a party to the Proceeding in respect of which indemnification is sought by the Indemnitee.

               (iii) "Independent Counsel" means a law firm or a member of a law firm that neither presently is, nor in the past five years has been, retained to represent: (a) the Corporation or the Indemnitee in any matter material to either such party or (b) any other party to the Proceeding giving rise to a claim for indemnification under this Article. Notwithstanding the foregoing, the term "Independent Counsel" shall not include any person who, under the applicable standards of professional conduct then prevailing under the law of the State of Delaware, would have a conflict of interest in representing either the Corporation or the Indemnitee in an action to determine the Indemnitee's rights under this Article.

     SECTION 12.5 Neither the amendment or repeal of, nor the adoption of a provision inconsistent with, any provision of this article (including, without limitation, this SECTION 12.5) shall adversely affect the rights of any director or officer under this Article (i) with respect to any Proceeding commenced or threatened prior to such amendment, repeal or adoption of an inconsistent provision, or (ii) after the occurrence of a Change in Control, with respect to any Proceeding arising out of any action or omission occurring prior to such amendment, repeal or adoption of an inconsistent provision, in either case without the written consent of such director or officer.

     SECTION 12.6 If any provision or provisions of this Article shall be held to be invalid, illegal or unenforceable for any reason whatsoever:
(a) the validity, legality and enforceability of the remaining provisions of this Article (including, without limitation, all portions of any section of this Article containing any such provision held to be invalid, illegal or unenforceable, that are not themselves invalid, illegal or unenforceable) shall not in any way be affected or impaired thereby; and (b) to the fullest extent possible, the provisions of this Article (including, without limitation, all portions of any section of this Article containing any such provision held to be invalid, illegal or unenforceable) shall be construed so as to give effect to the intent manifested by the provision held invalid, illegal or unenforceable.

     SECTION 12.7 Notwithstanding any other provision or provisions of this Article, the Corporation may indemnify (including, without limitation, by direct payment) any person (other than a director or officer of the Corporation) who is or was involved in any manner (including, without limitation, as a party or a witness) or is threatened to be made so involved in any Proceeding by reason of the fact that such person is or was an employee or agent of the Corporation, or is or was serving at the request of the Corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise (including, without limitation, any employee benefit plan) against any or all expenses (including attorneys' fees), judgments, fines and amounts paid in settlement incurred in connection with such Proceeding.

<F50>

                                   EXHIBIT XI
            GOULDS PUMPS, INCORPORATED AND CONSOLIDATED SUBSIDIARIES
                       COMPUTATION OF EARNINGS PER SHARE
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                       Three Months Ended   Nine Months Ended
                                            September 30,       September 30,
                                        1996         1995      1996      1995

a.  Net earnings - as reported       $10,649      $ 8,924   $27,684   $22,632

b.  Actual weighted average number of shares
    outstanding                       21,322       21,253    21,305    21,231

c.  Primary earnings per share based on actual
    average shares outstanding  (a / b) (1)
                                     $  .50      $    .42   $  1.30   $  1.07

d.  Shares exercisable under all common stock
    equivalents                         861           663     1,012       672

e.  Proceeds assuming exercise of outstanding
    options                         $17,433       $12,963   $20,743   $13,162

    Reinvestment of proceeds under "Treasury Stock Method":

f.  Average market price per share during each
    period or market price at period-end
    (whichever is higher)           $ 22.66      $ 23.00    $ 22.91  $ 23.00

g.  Shares to be acquired (e / f)       769          564        905      572

h.  Net increase in all common stock equivalents
    (d - g)                              92           99        107       100

i.  Adjusted weighted average shares outstanding
    (b + h)                          21,414       21,352     21,412    21,331

j.  Fully Diluted Earnings Per Share
    (a / i)                         $   .50      $   .42    $  1.29    $ 1.06

k.  Dilutive effect on earnings
    per share (c - j)(2)            $    --      $    --    $   .01    $  .01




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







                                           GOULDS PUMPS, INCORPORATED
                                              (Registrant)




Date:  November 13, 1996              /s/ John P. Murphy
                                      John P. Murphy
                                      Vice President - Finance
                                      (Mr. Murphy is the Chief
                                      Financial Officer and has
                                      been duly authorized to sign
                                      on behalf of the registrant.)