Form 10-K
period 1996-12-31
GOULDS PUMPS INC
filed 1997-03-27
CIK 42791

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-K

  (Mark One)
   [X] ANNUAL  REPORT  PURSUANT TO  SECTION  13  OR  15(d)  OF  THE
       SECURITIES EXCHANGE ACT OF 1934
       For the fiscal year ended December 31, 1996
                               OR
  [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the transition period from.....................to..............
  Commission file number 0-684
                     GOULDS PUMPS, INCORPORATED
         (Exact name of registrant as specified in its charter)

              Delaware                           15-0321120
(State or other jurisdiction of         (I.R.S. EmployerIdentification No.)
 incorporation or organization)

300 WillowBrook Office Park, Fairport, New York             14450-4285
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area  code  (716)387-6600

Securities registered pursuant to Section 12(b) of the Act:

            None
Title  of each class             Name of each exchange on  which registered
Securities registered pursuant to Section 12(g) of the Act:
            Common Stock, $1 Par Value Per Share
                       (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the last 90 days.      Yes  X     No

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

As of February 28, 1997, 21,376,093 common shares were outstanding, and the aggregate market value of the common shares of Goulds Pumps, Incorporated held by non-affiliates was approximately $502 million, based upon figures reported in the Company's Proxy Statement.

                    DOCUMENTS INCORPORATED BY REFERENCE

      (1) Portions of the Annual Report to Stockholders for fiscal year ended December 31, 1996, as presented in Exhibit 13 of this Form 10-K, are incorporated by reference in Parts I and II of this Form 10-K.
      (2) Proxy Statement for Annual Meeting of Stockholders to be held on May 7, 1997 (Proxy Statement). See Part III of this Form 10-K for portions incorporated by reference.
<F50>
                   GOULDS PUMPS, INCORPORATED

                       TABLE OF CONTENTS


                                                                       Page

                                  PART I

Item 1. Description of Business................................        3

        Executive Officers.....................................        8

Item 2. Properties..............................................       9

Item 3. Legal Proceedings.......................................       9

Item 4. Submission of Matters to a Vote of Security  Holders....       9

                                  PART II

Item 5. Market for Registrant's Common Equity and
              Related Stockholder Matters.......................      10

Item 6. Selected Financial Data.................................      12

Item 7. Management's Discussion and Analysis of Financial
              Condition  and Results of Operations..............      13

Item 8. Financial Statements and Supplementary  Data............      13

Item 9. Changes in and Disagreements with Accountants on
              Accounting  and Financial Disclosure..............      13

                                  PART III

Item 10. Directors  and  Executive Officers of  the  Registrant.      14

Item 11. Executive Compensation.................................      14

Item 12. Security Ownership of Certain Beneficial Owners
            and Management......................................      14

Item 13. Certain  Relationships and Related Transactions........      14

                                  PART IV

Item 14. Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K.................................      14

            Signatures..........................................      16

            Financial Statement Schedules.......................      18

            Exhibit Index.......................................      21
<F50>


                             PART I

ITEM 1.     DESCRIPTION OF BUSINESS

(A)  General Development of Business

          Goulds Pumps, Incorporated (the "Company") started business in 1848 and was later incorporated in 1864 under the laws of New York State as Downs & Co. Manufacturing Company. In 1869, the Company's name was changed to The Goulds Manufacturing Company and in 1926 the name was changed to Goulds Pumps, Incorporated. Effective December 31, 1984, the Company was reincorporated under the laws of the State of Delaware by virtue of a merger transaction. The Company's Corporate headquarters is in Fairport, New York, a suburb of Rochester, New York.

          (B)  Financial Information About Industry/Market Segments

          Financial information about market segments is contained in Note 14 (Major Market Segment Information) of Exhibit 13, Portions of the Annual Report to
          Stockholders for 1996, which is incorporated herein by reference.

          (C)  Narrative Description of Business

          Overview

          The Company designs, manufactures, sells and repairs centrifugal pumps and accessories for diverse
          applications.   The Company's  pumps  are  used in the
          following worldwide  markets:   residential, chemical,
          commercial, pulp and paper, general industry, sewage/drainage, oil refining and gas processing, agriculture/irrigation and power generation.

          The  Company is organized into two sectors:
          Industrial Products ("IP") and Water Technologies ("WT").

          Industrial Products

          The  Industrial Products sector represented 52%  of
          the Company's sales and 57% of operating  earnings
          for  1996  after recording a restructuring credit  of  $1.6
          million.  Excluding the  restructuring   credit,   the
          Industrial Products sector represented 54% of the Company's
          operating  earnings in 1996.   The types of pumps
          manufactured for customers served by the Industrial Products sector include end-suction, double-suction, multistage, axial flow, vertical turbine, sump and slurry pumps to meet a wide variety of needs in the industrial market including pumps designed for API and ANSI standards. The Company also manufactures pumps from nonmetallic materials for applications where metal alloys are unsatisfactory or prohibitively expensive. The Company's vertical industrial turbine pumps are used throughout industries where space limitations or unsatisfactory suction conditions make the use of horizontal pumps impractical. The Company's slurry pumps serve the alumina
          and phosphate mining and minerals markets.   Abrasion
          resistant pumps are manufactured for mining, utility and steel mill applications. The Company's Pump Repair and Overhaul ("PRO") Service Centers play a role in customer service by rebuilding and repairing pumps and other rotating equipment produced by any manufacturer. The Company currently operates seven PRO Service Centers in the U.S., three in Canada, one in Thailand and one in Venezuela.

          The Company has a repair parts service organization
          to assist customers in key industrial areas of the
          United States.  Service representatives provide
          emergency service and technical advice on a 24-hour basis.
<F50>
          In 1996, IP posted record sales of $399.5 million,
          an increase of $22.1 million, or 5.9%, compared to
          1995 results.   IP sales improvements were attributable
          principally to growth in regions outside the U.S., particularly Asia Pacific and Latin America.

          The Company's industrial sales organization
          markets pumps for U.S. industrial users through direct sales offices, independent sales representatives and distributors. The services of the independent representatives and distributors are used in geographic areas where it is not economical to maintain a direct branch office and in some of the large metropolitan areas where they supplement branch personnel in servicing specialized markets. The Company employs approximately 60 sales engineers nationwide in its branch sales offices and has 40 distributors and representatives.

          Water Technologies

          The Water Technologies sector represented 48% of the Company's sales and 43% of operating earnings for
          1996 after recording a restructuring charge of $1.5
          million.   Excluding the restructuring charges, the Water
          Technologies sector represented 46% of the Company's operating earnings. The WT sector manufactures, sells and repairs water pump systems, which include pumps, motors, pressure tanks and related accessories, used to supply water for farms, single and multiple family residences, office buildings, restaurants and other commercial uses, and municipal water supply and sewage treatment facilities. A commercial line of pumps is manufactured and sold for
          light industrial applications and OEM applications.   In
          addition, sump, effluent and sewage pumps (SES) are manufactured and used in de-watering and sewage ejection applications. Submersible and deep-well turbine pumps are
          used  for irrigation and other agricultural services.   The
          Company believes it is the largest manufacturer of home water pump systems in the world.

          In 1996, WT posted sales of $374.9 million, an increase of $33.5 million, or 9.8%, over 1995. WT sales were at record levels for the year, and sales were up in all regions of the world in this sector.

          The Company's agricultural pumps and U.S. water systems pumps manufactured by WT are marketed in the U.S. through a field sales force of approximately 50 people who call on approximately 500 distributors throughout the country. These distributors, primarily plumbing, heating and pump specialty wholesalers, sell to and service 20,000 dealers, including over 7,000 Goulds Professional Dealers Association members.

          Joint Venture

          As of December 31, 1995, the Company had a 45% interest in a joint venture with Nanjing Deep Well Pump Works of
          Nanjing,  China.   The joint venture produces  agricultural
          vertical turbine pumps in China for sale worldwide, through a separate corporation, Nanjing Goulds Pumps Limited Co. In January 1996, the Company gained a controlling interest in this company by investing an additional $1.4 million. This investment increased the Company's ownership from 45% to 62%. The Company began to consolidate the financial results for this affiliate in 1996.
<F50>
(D)  General

         Competition

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

          The Company competes principally on the basis of product performance, quality, service and price.
          The Company enjoys the reputation of a "quality" pump manufacturer with complete repair parts service. It believes it can strengthen its present competitive position in select markets by continuing to improve its customer service levels and manufacturing equipment and processes, by designing and developing new and improved products, by maintaining strategically located parts distribution centers and PRO Service Centers and by promoting the efforts of its sales force in the world market.

          Product Development

          The Company is committed to the ongoing development
          of new products and improvement of existing
          products.   Research and development ("R&D") expenses in
          1996 were $9.4 million, an increase of 13.9% over 1995. On a percentage to sales basis, R&D expenses were up 0.1 percentage point, reflecting a consistent effort in the development of new products.

          Non-U.S. Operations

          Outside the U.S., the Company operates in four Regions (Europe, Asia Pacific, Latin America, and Middle East) and Canada. Sales generated by non-U.S. affiliates amounted to $291 million, $253 million and $157 million for 1996, 1995 and 1994, respectively.

          In Europe, manufacturing and assembly is performed in Italy, Austria and the United Kingdom. Lowara
          S.p.A., in Italy, fabricates stainless-steel pumps which are sold worldwide. Vogel, the Company's Austrian operation, produces pumps for medium- and heavy-duty water systems and industrial applications. Other European locations are maintained in Belgium, Denmark, France, Germany, Ireland, the Netherlands, Poland and Portugal.

          The Asia Pacific Region includes a joint venture manufacturing operation in China, producing agricultural vertical turbine pumps for sale worldwide. The Philippines subsidiary assembles residential and
          agricultural water systems pumps.   A manufacturing and
          testing facility is located in Korea, while Singapore is the site of a distribution center. Thailand is the location of a PRO service center. Offices to support sales within the Region are in Melbourne, Australia; Beijing and Nanjing, China; Hong Kong; Tokyo, Japan; Seoul, South
          Korea; Singapore; Taipei, Taiwan; and Bangkok, Thailand.

          In Latin America, the Mexican operation manufactures various pumps for industrial and water applications, while the Venezuelan operation serves primarily as a PRO Service Center with light assembly. Sales efforts in Latin America are supported by offices in Miami, Florida; Santiago, Chile; Mexico City, Mexico; Lima, Peru; and Caracas, Venezuela.
<F50>
          Sales offices for the Middle East Region are located in Cairo, Egypt; Surrey, England; Athens, Greece;
          Dammam, Saudi Arabia; and Abu Dhabi, United Arab Emirates. The Middle East Region has no manufacturing or assembly locations.

          Canada includes an assembly facility in Cambridge, Ontario for water systems and industrial products as well as sales offices in Calgary, Edmonton, Montreal and Vancouver. Canadian PRO Service Centers are located in Cambridge, Edmonton and Montreal.

          Export sales from the United States were $90 million in 1996, $69 million in 1995 and $58 million in 1994. The Company's export sales are distributed throughout the world without concentration in any one geographic region.

          Financial information about non-U.S. operations and export sales is included in Note 14 (Major Market Segment
          Information) of Exhibit 13, portions of the Annual Report to Stockholders for 1996, which is incorporated herein by reference.

          Raw Materials

          The principal raw materials essential to manufacturing pumps are nickel, iron, bronze and stainless steel. These materials are used to produce castings in the Company's five foundries. These internal foundries supply most stainless steel and hard iron castings to the Company's machining locations, thus reducing the need to purchase these products from external suppliers.

          In addition, sheets of stainless steel are used in various stamping processes. Other components such as drivers, ball bearings and mechanical seals, along with bar stock for shafts, are purchased from several suppliers.

          Raw materials for the Company's products are in adequate supply from a number of alternative suppliers and, at present, the Company has the ability to select and apportion among vendors based on price, quality and delivery capability. The Company has entered into several alliances with selected vendors in order to focus on improving the quality, delivery and costs related to purchased material.

          The Company purchases motors for its U.S. water systems submersible pump line primarily from Franklin Electric Company. The Company expects that it will continue to purchase motors from Franklin, but if the Company were required to establish a relationship with another supplier, manufacturing of that product line could be temporarily disrupted.

          Employee Relations

          The Company presently employs approximately 5,250 people. Approximately 1,230 employees in the U.S. are covered under union contracts stipulating rates of pay, hours of employment and other conditions of employment. In the U.S., four labor agreements covering 420 people expire in 1997. Approximately 2,700 persons are employed in the U.S. while approximately 2,550 persons work at non-U.S. locations.
<F50>
          Seasonal Business

          The Company operates at its lowest level during the first and last quarter of each calendar year due primarily to the Water Technologies market decline in winter months. The Industrial Products sector of the Company is not a seasonal business.

          Environmental Considerations

          In 1995, a legal action was filed against the Company
          and 21 other defendants in the United States District Court for the Western District of New York (Rochester) by two plaintiffs seeking damages for environmental contamination at or near an inactive landfill site in Seneca Falls, New York. The Company's investigation into the allegations in these actions is in its preliminary phases. The Company believes that under applicable laws it should not bear any liability to one of the claimants, the current landfill owner, who purchased the property with full knowledge of its prior use and continued to operate it thereafter. In addition, the Company believes that there is little reasonable likelihood of material liability to the other claimant at this stage of investigation, based upon considerations of the damages claimed, nature of contamination and the existence of other financially viable co-defendants, and after reviewing applicable legal principles. The Company has answered the complaint by denying the material allegations and asserting various
          affirmative defenses, cross-claims and counterclaims.   The
          Company intends to vigorously defend this litigation, but no assurance can be given as to the ultimate outcome of such litigation or its impact on the Company.

          Apart from issues discussed above, the Company is not currently aware of any other environmental matters which would be reasonably likely to have a material impact on recurring costs, capital expenditures or mandated expenditures.

          Although the Company is unable to predict what legislation or regulations may be adopted or enacted in the future with respect to environmental protection and waste disposal, existing legislation and regulations have had no material adverse effect on its capital expenditures, earnings or competitive position. Capital expenditures for property, plant and equipment for environmental control were not material during 1996 and are not anticipated to be material in 1997 or 1998.

          Patents and Trademarks

          Although the Company owns several beneficial patents, none are considered to be material to its operations.
          The Company believes its trademark "Goulds" is of importance worldwide, since its products have been sold and used for almost 150 years.

          Backlog

          Backlog exists primarily in the Industrial Products sector. The Water Technologies sector maintains small backlog levels since products are normally shipped within two weeks from receipt of a customer order. The backlog of orders was $130.3 million at February 28, 1997, a decrease of $10.0 million from February 29, 1996 levels.
          This decrease is due principally to the sale of certain product lines of the Municipal Business Unit.
<F50>
                       EXECUTIVE OFFICERS


Name                Age  Present Office and Experience

Thomas C. McDermott  60  Chairman  of the Board since 1995 and  Chief
                         Executive Officer and President since June 1994; Director since 1988; previously, a Director and President and Chief Operating Officer of Bausch & Lomb, Incorporated 1986-1993.

Douglas J. Bingler   50  Vice   President  and  President  -   Water
                         Technologies  North  America  since  February,
                         1997;    previously    President    -    Water
                         Technologies   Group,   America,    1995-1997;
                         President   of   Keystone  Railway   Equipment
                         Company, 1993-1995; Corporate Vice President and General Manager, Liquid Metronics and
                         Hartell Divisions of Milton-Roy Company, 1988-
                         1993.

William G. Kelley    50  Vice President - Human Resources since  July
                         1996;  previously, Vice-President - IPG  Human
                         Resources,   1994-1996;  Director   of   Human
                         Resources,  1992-1994. Joined the  Company  in
                         1992;  previously, Director  of  International
                         Human   Resources   of   Fisher-Price,   Inc.,
                         1989-1992.

J. Kevin Kilbane     58  Vice   President   and  President   -   Europe
                         effective February, 1997; previously President
                         -  Europe,  1996-1997; President -  Engineered
                         Pump  Group of Ingersoll Dresser Pump Company,
                         1992-1995.

John P. Murphy       50  Vice  President - Finance and Chief Financial
                         Officer   since   August   1993;   previously
                         Executive  Vice President and Chief Financial
                         Officer  of  Westcan Chromalox,  Inc.,  1991-
                         1993.

John J. Scanlon      62  Vice   President   -   Worldwide   Commercial
                         Strategies and President - Asia Pacific since
                         November, 1996; previously President  -  Asia
                         Pacific  and  Latin America, 1995-1996;  Vice
                         President  and General Manager Asia  Pacific,
                         1991-1995.

Eric L. Steenburgh   56  Senior   Vice   President  and   President   -
                         Industrial  Products  since  September   1995;
                         previously,  President  and  Chief   Operating
                         Officer  of  Ricoh Corporation, 1992  -  1995.
                         Before  joining Ricoh, he spent 27 years  with
                         Xerox  Corporation,  and held  several  senior
                         management    positions    including    having
                         responsibility for all manufacturing operations worldwide.

  Michael T. Tomaino 59  Vice President, General Counsel and Secretary
                         since July 1995; previously a Partner of the law firm Nixon, Hargrave, Devans & Doyle, 1971
                         - 1995.


No family relationship exists between any of the above executive officers. The normal term of office for all executive officers listed above runs from one Annual Meeting of Stockholders of the Company to the next, or approximately one year.
<F50>
ITEM 2.  PROPERTIES

The Company leases its Corporate headquarters in Fairport, New York. The two largest U.S. manufacturing facilities are located in Seneca Falls, New York and Auburn, New York. Other U.S. manufacturing facilities are located in Baldwinsville and Penn Yan, New York; Ashland, Pennsylvania; Lubbock and Slaton, Texas; and City of Industry, California. The Company's largest non-U.S. manufacturing plant is located in Italy. Other non-U.S. manufacturing facilities are currently located in Austria, Canada, China, Mexico and South
Korea.   Goulds Pumps Europe has subsidiaries which are  located  in
Austria, Belgium, Denmark, France, Germany, Ireland, Italy, the Netherlands, Poland, Portugal and the United Kingdom.

Substantially all manufacturing sites are owned, and most sales offices, warehouses and service facilities are leased. The Company maintains warehouses or distribution centers for inventories of pumps and parts sold to industrial users in Chicago, Illinois; Memphis, Tennessee; Houston, Texas; Baton Rouge, Louisiana; Fairfield, New Jersey; Portland, Oregon; and Huntington, West Virginia. The Company maintains regional warehouses to keep inventories of water pump systems and deep-well turbine components readily available in the vicinities of Chicago, Illinois; Orlando, Florida; Fresno, California; Memphis, Tennessee; Melbourne, Australia; Waardenburg, the Netherlands; and Singapore.

During the five years ended December 31, 1996, the Company invested approximately $163 million in capital improvements, primarily relating to upgrades in machinery and equipment. Management believes that the Company's facilities are well maintained and adequate for its operations.

ITEM 3.  LEGAL PROCEEDINGS

In 1995, a legal action was filed against the Company and 21 other defendants in the United States District Court for the Western District of New York (Rochester) by two plaintiffs seeking damages for environmental contamination at or near an inactive landfill site in Seneca Falls, New York. The Company's investigation into the allegations in these actions is in its preliminary phases. The Company believes that under applicable laws it should not bear any liability to one of the claimants, the current landfill owner, who purchased the property with full knowledge of its prior use and continued to operate it thereafter. In addition, the Company believes that there is little reasonable likelihood of material liability to the other claimant at this stage of investigation, based upon considerations of the damages claimed, nature of contamination and the existence of other financially viable co-defendants, and
after reviewing applicable legal principles.   The Company has
answered the complaint by denying the material allegations and asserting various affirmative defenses, cross-claims and
counterclaims.   The Company intends to vigorously defend this
litigation, but no assurance can be given as to the ultimate outcome of such litigation or its impact on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of stockholders during the fourth quarter of 1996.
<F50>
                            PART II


ITEM 5.  MARKET   FOR   REGISTRANT'S  COMMON   EQUITY   AND   RELATED
         STOCKHOLDER MATTERS

The Company's common stock is traded in the NASDAQ National Market System under the symbol GULD. Quarterly high and low bid information reported by NASDAQ National Markets System and related dividend information of the Company for the past two years is set forth below:

         Market value per common share
                    1996                                 1995
 Quarter       High       Low         Quarter       High      Low

 1st          $25.13     $20.88          1st       $24.25   $19.63

 2nd          $25.88     $20.00          2nd       $25.50   $20.38

 3rd          $25.88     $21.13          3rd       $23.63   $21.00

 4th          $25.00     $20.38          4th       $26.00   $22.63

 Year         $25.88     $20.00         Year       $26.00   $19.63


 Dividend paid per common share
 Quarter    1996          1995

 1st        $.20          $.20

 2nd        $.20          $.20

 3rd        $.20          $.20

 4th        $.20          $.20

 Year       $.80          $.80


The approximate number of holders of the Company's common stock as of February 28, 1997 was 4,726.

The Company's policy is to pay cash dividends quarterly.  A quarterly
cash dividend has been paid without interruption since 1948.   The
amount of dividends is within the discretion of the Board of Directors and depends, among other factors, on earnings, capital requirements and the operating and financial condition of the Company.

There are no dividend restrictions which materially limit the Company's current ability to pay dividends.
<F50>
RECENT SALES OF UNREGISTERED SECURITIES

In December 1995, the Board of Directors of the Company approved an arrangement whereby newly elected directors of the Company would receive 50% of their annual $20,000 retainer in Company common stock until the value of that Director's holdings of the Company common stock reached 200% of the annual retainer, or $40,000. Under this arrangement, shares of common stock were transferred by the Company to Mr. David P. Gruber, a Director of the Company, in transactions exempt from registration under Section 4(2) of the Securities Act of 1933 as follows:


                            Number of
            Date        shares transferred

         March 8, 1996         21
         May 5, 1996          102
         May 8, 1996           91
         October 9, 1996      112
         December 16, 1996    109

<F50>

ITEM 6.     SELECTED FINANCIAL DATA

Five-Year Summary of Financial Data
Goulds Pumps, Incorporated
(Dollars in millions except per share data)

OPERATIONS                          1996      1995    1994     1993     1992

Net sales                         $774.4    $718.8  $585.5   $555.7   $558.9

Gross profit                       227.0     204.7   167.1    156.3    173.3

Interest expense                    11.2      11.4     6.6      5.4      5.0

Earnings from continuing operations before
  income taxes, cumulative effect of
   accounting  changes              53.9      25.1    29.6     34.4     35.8

Earnings from continuing operations before
   cumulative  effect of accounting changes
                                    34.7      18.1    18.2     23.5     21.8

Cumulative  effect of accounting  changes
                                     --         --      --     (1.0)   (29.7)

Net  earnings  (loss)               34.7      18.1    18.2     22.5     (7.9)


COMMON STOCK
Number  of  stockholders at
  year-end                        5,212     4,988    5,276    5,555    5,902

Average shares outstanding
   (in  thousands)               21,313    21,240   21,175   21,126   21,027

Net earnings (loss) per share:
  Continuing operations before cumulative effect
  of accounting changes          $ 1.63    $  .85     $.86   $ 1.12   $ 1.04
   Cumulative  effect of accounting changes
                                     --        --       --     (.05)   (1.42)

   Net  earnings (loss) per share  1.63       .85      .86     1.07     (.38)

Dividends per share                 .80       .80      .80      .80      .80

Stockholders' equity per share     9.88      8.94     9.03     8.85     9.15


FINANCIAL DATA

Purchases of property, plant and
  equipment                     $  36.4  $   33.5   $  28.1  $  24.7  $  40.0

Depreciation  expense              27.0      26.0      24.9     24.8     23.8

Property,  plant  and  equipment
  --net                           183.5     173.3     152.8    149.0    154.6

Working capital                   106.8      106.9    116.8    109.7    122.1

Debt (including short-term)       123.7      133.1     89.1     87.4     65.3

Total assets                      554.9      554.0    457.2    438.5    418.8

Stockholders' equity              211.1      190.3    191.3    187.2    192.8

Debt to equity %                   58.6       69.9     46.6     46.7     33.9

Continuing operations before cumulative effect
  of accounting changes:
     Return  on  average stockholders'
     equity %                      17.3        9.3      9.5     12.4     9.6

     Return on average capital %   12.2        7.7      7.6      9.7     8.0

Number  of  employees  at year-end 5,250     4,900    4,200    4,100   4,300



<F50>

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The  information  required  by this Item is  presented  in  pages  52
through  58  of  Exhibit  13  (Portions  of  the  Annual  Report   to
Stockholders) of this Form 10-K, and is incorporated herein by reference.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The  information  required  by this Item is  presented  in  pages  59
through  82  of  Exhibit  13  (Portions  of  the  Annual  Report   to
Stockholders) of this Form 10-K, and is incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

<F50>
                            PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Pages 1 through 5 of the Proxy Statement dated March 24, 1997 for the Company's Annual Meeting of Stockholders contain information concerning Directors which is incorporated herein by reference. Information concerning executive officers is included in Part I of this Form 10-K, following Item 1.


ITEM 11.  EXECUTIVE COMPENSATION

Pages 6 through 15 of the Proxy Statement contain information concerning executive compensation which is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

Page 5 of the Proxy Statement contains information concerning ownership of the Company's common stock which is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pages 3 and 12 of the Proxy Statement contain information concerning transactions with management and others which is incorporated herein by reference.

                            PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

(a)  (1)  Financial Statements:

          The financial statements of the Company for the years 1994-1996 are included in Exhibit 13 of this Form 10-K as follows:

                                                            Page in
                                                          Exhibit 13

              Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                     52
              Independent Auditors' Report                   59
              Consolidated Statements of Earnings            60
              Consolidated Balance Sheets                    61
              Consolidated Statements of  Cash Flows         62
              Consolidated Statements of Stockholders'
               Equity                                        63
              Notes  to Consolidated Financial Statements    64 - 82

                                                           Page in
                                                          Form 10-K

               (2)     Financial Statement Schedules:
                       Independent Auditors' Report on
                       Financial Statement Schedules        19

               The following schedule is included in this Form 10-K:

               II   -  Valuation  and  Qualifying  Accounts 20
<F50>
     All other Financial Statement Schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements.

(b)  Reports on Form 8-K:

     No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1996.

(c)  Exhibits:

     Those exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index immediately preceding the exhibits filed herewith and such listing is incorporated herein by reference.
<F50>




                           SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Goulds Pumps, Incorporated, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       GOULDS PUMPS, INCORPORATED


                                        By: /s/Thomas C. McDermott
                                               Thomas C. McDermott
                                         (Chairman, Chief Executive
                                          Officer and President)



Date:  March 27, 1997

<F50>
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.


/s/Thomas C. McDermott                              March 27, 1997
     Thomas C. McDermott                                  Date
     (Chairman, Chief Executive Officer
      and President)


/s/John P. Murphy                                   March 27, 1997
     John P. Murphy                                       Date
     (Vice President - Finance and
      Chief Financial Officer)


/s/Diana R. Kurty                                   March 27, 1997
     Diana R. Kurty                                       Date
     (Vice President and
      Corporate Controller)


/s/Jerry H. Ballengee                               March 21, 1997
     Jerry H. Ballengee                                   Date
     (Director)



     William W. Goessel                                   Date
     (Director)


/s/David P. Gruber                                  March 12, 1997
    David P. Gruber                                       Date
     (Director)


/s/Melvin Howard                                    March 20, 1997
     Melvin Howard                                        Date
     (Director)


/s/Barbara B. Lucas                                 March 19, 1997
     Barbara B. Lucas                                     Date
     (Director)


/s/James C. Miller III                              March 20, 1997
     James C. Miller III                                  Date
     (Director)


/s/Peter Oddleifson                                 March 13, 1997
     Peter Oddleifson                                     Date
     (Director)


/s/Arthur M. Richardson                             March 12, 1997
     Arthur M. Richardson                                 Date
     (Director)


<F50>






















                    FINANCIAL STATEMENT SCHEDULE

<F50>

INDEPENDENT AUDITORS' REPORT

Goulds Pumps, Incorporated:



We have audited the consolidated financial statements of Goulds Pumps, Incorporated and subsidiaries as of December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996, and have issued our report thereon dated January 24, 1997; such consolidated financial statements and report are included in your 1996 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedule of Goulds Pumps, Incorporated and subsidiaries, listed in Item 14(a)2. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




/s/Deloitte & Touche LLP
Deloitte & Touche LLP

Rochester, New York
January 24, 1997
<F50>

                             Schedule II



      GOULDS PUMPS, INCORPORATED AND CONSOLIDATED SUBSIDIARIES
                  VALUATION AND QUALIFYING ACCOUNTS
        FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                           (IN THOUSANDS)



                            BALANCE     ADDITIONS                   BALANCE
                      AT  BEGINNING     CHARGED TO    DEDUCTIONS     AT END
                            OF YEAR       INCOME         (1)        OF YEAR
Allowance for Doubtful
  Accounts, Deducted from
  Trade Receivables:

        1996...........      $3,007          $2,017      $1,991      $3,033

        1995...........      $2,838(2)       $2,209      $2,040      $3,007

        1994...........      $2,177          $1,172      $  956      $2,393










(1)  Accounts written off, less recoveries.

(2)  Includes opening balance of Vogel.
<F50>
                            EXHIBIT INDEX

Exhibit Number            Description of Exhibits

     (3)  Articles of Incorporation and By-Laws:

      *   Restated Certificate of Incorporation filed
          May 6, 1985 (Exhibit 19 to Form 10-Q for the period ended June 30, 1985).

      * Amendment to the Certificate of Incorporation, (the Company's definitive Proxy Statement for its Annual Meeting of Stockholders held on May 4, 1988, copies of which were filed with the Commission on April 11, 1988, wherein said amendment is identified as exhibit (B)).

      * Amendment to the Certificate of Incorporation as filed by the Delaware Secretary of State on May 31, 1989 (Exhibit (a), Form 10-Q for the period ended June 30,
          1989).

      * By-Laws of the Company, amended and restated as of September 19, 1996 (Exhibit III (ii) to Form 10-Q for the period ended September 30, 1996).

     (10) Material Contracts:

     (iii) Compensatory Plans for Officers and Directors:

      * Agreement dated June 20, 1996 between Goulds Pumps, Incorporated and Thomas C. McDermott (filed as Exhibit X on page 14 of Form 10-Q for the period ended June 30, 1996).

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

      *   Goulds Pumps, Incorporated Senior Executive Severance
          Agreement, effective May 12, 1983 (Exhibit 19,
          Form 10-Q for period ended June 30, 1983).

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

      *   Goulds Pumps, Incorporated 1988 Stock Incentive
          Plan (Form S-8 Registration Statement No. 33-22902 filed on July 5, 1988).

          Goulds Pumps, Incorporated Executive Security Plan
          Agreement (filed as Exhibit 10-A on page 23 of this Form 10-K).

          Goulds Pumps, Incorporated Severance Plan for
          Executives (filed as Exhibit 10-B on page 27 of  this  Form
          10-K).

          Goulds Pumps, Incorporated Deferred Compensation Plan for Directors (filed as Exhibit 10-C on page 37 of this Form 10-K).

          Agreement, dated December 6, 1996, between Goulds Pumps, Incorporated and Frank J. Zonarich (filed as
          Exhibit 10-D on page 44 of this Form 10-K).

     (11) Computation of Earnings Per Share (page 50 of this Form 10-K).

     (13) Annual Report to Security Holders:
          Portions of the 1996 Annual Report to
          Stockholders (incorporated sections only in electronic filing), filed herewith (page 51 of this Form 10-K).

     (21) Subsidiaries of the Registrant (page 82 of this Form 10-K).

     (23) Consents of Experts and Counsel (page 83 of this Form 10-K).

     (27) Financial Data Schedule (filed electronically only).

          All other exhibits are omitted because they are not applicable or the required information is shown elsewhere in this Form 10-K.




     * Incorporated herein by reference to the filed document indicated in parenthesis.

<F50>
                           EXHIBIT 10-A

                         GOULDS PUMPS, INC.

                EXECUTIVE SECURITY PLAN AGREEMENT


     This Agreement is made and entered into as of the _______________ day of _______________, _______________, by and
between Goulds Pumps, Inc., a Delaware Corporation (hereinafter referred to as the "Company" and _______________ (hereinafter referred to as the "Employee").

     The Company and its subsidiaries are hereinafter collectively referred to as the "Company."

     In consideration of each other's undertakings in this Agreement, the Employee and the Company agree as follows:


1.   Death Benefits

          (a) If Employee's death occurs before his 65th birthday and while Employee is either actively employed by the Company, or on an authorized leave of absence, or then receiving disability benefits under a plan of the Company or is retired from the active employ of the Company, provided death was not due to suicide occurring within two years of the date this agreement was first entered into, the Company will pay to the Employee's Beneficiary, if any, the following death benefit:

                    (1)  For each of the first twelve months
               (commencing with the first full month following the month of death) an amount equal to 1/12 of the Employee's annual base rate of compensation in effect immediately preceding the Employee's death, disability or retirement.

                    (2) Commencing with the thirteenth month, and continuing thereafter through the month in which the Employee would have attained age 65, an amount equal to 1/24 of the Employee's annual base rate of compensation in effect immediately preceding the Employee's death, disability or retirement

                    (3)  Provided, however, that no Employee's
               beneficiary shall receive less than one and one-half (1 1/2) times the Employee's annual base rate of compensation as set forth above.

                    (4) All of the above benefits are subject to a $100,000 deductible.

                         (EXAMPLE:  For the purpose of illustrating
               the limitations set forth above, if the deceased Employee had an annual base rate of compensation of $50,000, the $100,000 deductible provided herein would be deemed to have been satisfied in the following manner: In the first twelve months, $50,000, in the next twenty-four months the remaining $50,000; so that in this example, the first payment from the Company, after the deductible, equal to 1/24 of the Employee's annual base rate of compensation would commence only on the thirty-seventh month following the date of death.)

          (b) If Employee's death occurs on or after his 65th birthday, provided death was not due to suicide occurring within two years of the date this agreement was first entered into, and provided further that if the Employee is actually employed by the Company, or is retired from the active employ of the Company at the time of his death, and if retired, that Employee's retirement had occurred while this Agreement was in full force and effect, the Company will pay to the Employee's Beneficiary, if any, the following death benefit: The death benefit shall consist of an amount equal to the difference, if any, between an amount equal to one and one-half (1 1/2) times the Employee's annual base rate of compensation in effect immediately preceding the Employee's death or retirement less the $100,000 deductible. The death benefit will be paid in a single sum within 45 days of the Employee's date of death.


 2.  Beneficiary

     The term "Beneficiary" as used in this Agreement shall mean the person(s) named by the Employee as shown on the Executive Security Plan Beneficiary Designation Form (Exhibit I of this Agreement). If no person(s) are named, the beneficiary will be the Estate of the Employee. The Beneficiary may be changed at any time by giving written notice to the Corporate Benefits Department. The change will take effect on entry in those records.


3.   Termination by Election

          (a) The Company reserves the right to terminate this Agreement by giving Employee not less than 30 days written notice to such effect, provided, however, that the Company shall not have the right to terminate this Agreement as to any Employee's Beneficiaries who have become entitled to benefits under this Plan prior to such 30-day written notice, it being the intention hereof to vest in those Beneficiaries all of the rights conferred under this Agreement even if this Agreement, and the program contemplated hereby, is modified or terminated by the Company following the death of the subject employee.

          (b) In the event of merger of the Company into another Corporation, the purchase of all or a majority of the Company's common stock by another Corporation or other similar circumstances resulting in a change in the ownership of the Company, and if this Agreement is thereafter terminated, or the employment of any covered Employee hereunder is thereafter terminated, the Company agrees to provide or cause to be provided for each Employee covered in this Plan at that time, the applicable death benefit described in Section 1 hereof subject to the terms of this Agreement, in the event of the covered Employee's death occurring during the 60-month period commencing with the month in which such change in ownership occurs, it being the intention of this provision to vest in each qualified covered Employee the benefits of this Agreement for his Beneficiaries if said covered Employee dies within the relevant 60-month period following the change of ownership as set forth hereunder. In the event the covered Employee dies after expiration of the relevant 60-month period, said Employee's beneficiaries would still be entitled to receive the minimum benefits as set forth in
          Section 1, an amount equal to one and one-half (1 1/2) times the covered Employee's annual base rate of compensation, as defined, less than $100,000 deductible.


4.   Administration

     This Agreement shall be administered on behalf of the Company by the Vice President-Human Resources. All matters relating to the interpretation of the provisions of this Agreement, the commencement and amount of benefit payments hereunder, the allocation of benefit payments to be made to or among various Beneficiaries, and all of the rights and obligations of the parties hereunder shall be determined by the Human Resources Committee as regularly appointed and constituted by the Board of Directors of the Company from time to time, and the determination of any and all matters relating to this agreement by said Human Resources Committee shall be binding upon the parties hereto and all other persons or parties having any interest in or rising from this Agreement.

5.   No Employment Obligation

     This Agreement does not in any way require the Company to continue the employment of the Employee with the Company or limit the right of the Company to terminate the Employee's employment with the Company at any time. Termination of the Employee's employment with the Company for any reason prior to retirement, whether by action of the Company or Employee, shall immediately terminate this agreement and all further obligations hereunder except as expressly provided otherwise in this Agreement.

6.   Other Benefits and Agreement

     The benefits provided for the Employee or Beneficiary under this Agreement are in addition to any other benefits available to the Employee under any other plan or program of the Company for its employees and except as otherwise expressly provided in this Agreement, this Agreement shall supplement and shall not supersede any other Agreement between the Company and Employee, or any provision contained therein.


7.   Notices

     Any notice which shall be or may be given under this Agreement shall be in writing and shall be mailed by United States
     Certified Mail, return receipt requested, addressed as indicated below:

          (a)  Notice to Employee:

               ______________________________
               ______________________________
               ______________________________

               (Employee's name and last known address according to the records of the Company)

          (b)  Notice to the Company:

          Vice President - Human Resources
          Goulds Pumps, Inc.
          300 WillowBrook Office Park
          Fairport, New York 14450-4285

     Either party may, from time to time, change the address to which notices shall be mailed by giving notice of such new address in the manner provided herein.

8.   Amendments

     This Agreement sets forth the entire understanding between the parties regarding the subject matter covered herein and it can be amended or modified only by a written instrument signed by the President of the Company and approved by the Human Resources Committee of the Board of Directors.

9.   Funding Not Required

     The Company may undertake to provide any of the benefits made available under this Agreement by any method it deems suitable, and shall not be required to fund its obligations hereunder. It is intended that an Employee and/or his Beneficiary, if any, shall acquire no greater rights under this Agreement than those of any other general creditor of the Company.

10.  Medical History and Examination

     It is agreed that this Agreement will become effective only upon a determination by the insurance company which may issue a policy of life insurance on the life of the Employee that the Employee is in insurable health. Employee will furnish a statement of age and medical history and will submit to one or more physical examinations by a physician or physicians designated by said insurance company for this purpose. The effectiveness of this Agreement shall be evidenced by the delivery to the Employee of a copy of this Agreement, bearing the signature of the President of the Company. If the Employee's statement of age or medical history contains a material misrepresentation, the Company shall have the right to terminate this Agreement, with no further obligation to the Employee, Beneficiary or any other person, at any time within 60 days after discovering such material misrepresentation.

11.  Cancellation of Insurance

     If any issuer thereof cancels an insurance policy on the life of an Employee which the Company may have acquired on the basis of misrepresentation or omission of fact by the Employee, it shall conclusively entitle the Company to so terminate this Agreement.


IN WITNESS WHEREOF, the Employee and the Company have executed this Agreement as of the date first above set forth.

_____________________________________________________________________
Date                               Employee

______________________________     Goulds Pumps, Inc.
Date


by:____________________________
    Goulds Pumps, Incorporated
<F50>
                            EXHIBIT 10-B


                        A Summary of the
                       Goulds Pumps, Inc.
                 Severance Plan for Executives
































                   Effective January 1, 1996

<F50>
                       TABLE OF CONTENTS



PURPOSE                                                    Page 1

ELIGIBILITY                                                Page 1

DEFINITIONS                                                Page 1

PAYMENTS OF BENEFITS                                       Page 3
  Eligibility                                              Page 3
     Disqualifying Events                                  Page 3
     Payment of Benefits                                   Page 4

CALCULATION OF SEVERANCE BENEFITS                          Page 4
     Formula                                               Page 4
     Duration of Payments                                  Page 4

OTHER BENEFITS                                             Page 5

ADMINISTRATION                                             Page 5
     The Plan Administrator                                Page 5
     Notification to Employees                             Page 5
     Claims by Employees                                   Page 6
     Claims Appeals                                        Page 6

AMENDMENT AND TERMINATION                                  Page 7

MISCELLANEOUS                                              Page 7
     Right to Terminate Employment                         Page 7
     Source of Benefits                                    Page 7
     Benefits Not to be Construed as Pension Benefits      Page 7
     No Assignment; Binding Effect                         Page 7
     Gender and Number                                     Page 8
<F50>
                       Goulds Pumps, Inc.
                 Severance Plan for Executives
                      Effective January 1, 1996


PURPOSE

  The purpose of this Severance Plan for Executives (the "Plan") is to provide financial support and continuation of some benefits, for a limited time, to eligible Employees following a qualified involuntary termination.


ELIGIBILITY

  All employees who are specifically designated as eligible by the Goulds Pumps, Inc. Human Resources Committee (the "Committee") of the Board of Directors are covered by this Plan. Eligibility may also be removed by the Committee under their discretion.

  The Plan Administrator reserves the right to decide whether the circumstances justify the application of the Plan in any particular case, and the decision of the Plan Administrator is final.


DEFINITIONS

  For purposes of this Plan, the following terms when capitalized will have the following meanings:

   a. Appeals Committee means the Chairman of the Board of Directors of Goulds Pumps, Inc., and the General Counsel or the designee(s) of such Appeals Committee.

   b. Company means Goulds Pumps, Inc. and its subsidiaries, divisions, subdivisions, plants and locations.

   c. Comparable Employment means a position of equal pay and benefits.

   d. Compensation is the Employee's annualized base salary at the time of termination.

   e. Competitor is a company that competes with Goulds Pumps, as determined by the Plan Administrator.

   f. Employee is any full-time salaried individual employed by the Company who:

      (i) is not covered by a written employment contract which over rides this Plan on the date of termination of employment; and

     (ii) has been designated as eligible for the Plan by the Committee; and

    (iii) is on active duty as of the time of termination or has been on active duty within the six (6) month period immediately preceding the Employee's termination. To be considered to have been on active duty, the Employee must have actually performed work for the Company for which the Employee received W-2 earnings from the Company.

   g. Non-Competitor means a company that does not compete with Goulds Pumps, as determined by the Plan Administrator.

   h. Plan means the Goulds Pumps, Inc. Severance Plan for
      Executives, as amended from time to time.

   i. Plan Administrator means the Chairman of the Board of Directors for Goulds Pumps, Inc. or his/her designee.

   j. Plan Year means the 12 month period beginning on January 1 and ending on the following December 31.

PAYMENTS OF BENEFITS

Eligibility for Severance Benefits
  An Employee is eligible for benefits from the Plan when the Company involuntarily and permanently terminates the Employee's employment as a result of

       -  permanent layoff;

       -  inherent inability to perform the duties of the position;

       - economic reason, reduction in force, facility closing, reorganization or consolidation other than a Change in Control as defined in the Senior Executive Severance Plan.

Disqualifying Events
An Employee who might otherwise qualify for a severance pay benefit under this Plan shall be disqualified if the Employee

     (a) fails to continue in the employ of the Company satisfactorily performing the Employee's assigned duties, until the date actually set for the Employee's termination by the Company;

     (b) works for a subsidiary, division, subdivision, plant, location, or other identifiable entity that is sold or otherwise transferred to an owner other than the Company, whether or not the Employee is offered employment by the new owner and whether or not such employment as is offered by the new owner is comparable to the employment engaged in by the Employee immediately prior to the sale or transfer;

     (c)  refuses to sign or abide by the
            - Employee Secrecy and Invention Agreement which is Attachment A to this Plan;

     (d) is terminated for reasonable cause, including but not limited to insubordination, dishonesty, theft, willful misconduct, improper and illegal harassment, or being under the influence of illicit drugs or alcohol at work or on the Company's premises;

     (e) is terminated by retirement, resignation, death, permanent or temporary disability (occupational or not);

     (f) refuses to accept a transfer to Comparable Employment within the Company within the Employee's geographic area;

     (g) is receiving benefits under any other separation allowance Plan sponsored or offered by the Company;

     (h) is laid off and the Company expects to offer re-employment within six months. If the Employee is not recalled within six months of the lay off, the Employee is then entitled to receive benefits under the Plan; or if

     (i) the Plan Administrator determines that under the facts and circumstances relating to the Employee's termination, or because of the Employee's conduct subsequent to termination, it would be inappropriate to commence or continue severance payments.

Payment of Benefits
  Applicable federal, state, and local income taxes and Social Security taxes are withheld from payments. Payments are made with the same frequency as the Employee's pay while an active Employee. No lump sum payments will be made, except if a person dies while receiving severance pay, any unpaid balance will be paid in a lump sum to the terminated Employee's estate.


CALCULATION OF SEVERANCE BENEFITS

Formula
Benefit level paid as outlined below, an employee who is eligible for this plan is not eligible for any other severance plans offered by the Company.

Benefit Level:               12 months Compensation

Duration of Payments
   Severance payments will continue for the number of months stated in the Formula, or until the terminated Employee obtains employment with a Competitor, whichever occurs first.

  If the terminated Employee obtains employment with a Non-
Competitor, severance payments will be offset by the base salary received from the Non-Competitor.

Notifying the Company About Gaining Employment
  If the terminated Employee gains employment during the period when severance is being paid by the Company, the terminated Employee shall so notify the Company. The terminated Employee's severance pay shall cease immediately if employed by a Competitor and shall be offset as stated above if employed by a Non-Competitor.

OTHER BENEFITS

  Applicable medical, executive medical, dental, basic life, supplemental life, and accidental death & dismemberment insurance coverage will continue for the number of months calculated above, as long as the Employee makes insurance premium contributions, if required. Participation in all other benefit plans ends at the time of termination unless specifically continued by approval of the Committee.

  Severance Plan payments do not extend the termination date for benefits purposes, nor are payments included in the calculation of pension plan benefits.

  Terminated Employees may be eligible for COBRA continuation of health insurance (Medical, Executive Medical, Dental, EAP and Health Care Spending Account) benefits. The severance period time shall be applied to reduce the benefit extension period required by the Consolidated Omnibus Budget Reconciliation Act of 1985 (COBRA) or any amendment thereto.

  Any payroll deductions for previously approved payments, such as the United Way and Credit Union, will continue unless canceled in writing.

  Reasonable outplacement services as determined by the Plan
Administrator will be provided.

  Bonus or other long or short term incentive plans will be treated per the provisions of their plan documents and/or agreements.

ADMINISTRATION

The Plan Administrator
  The Plan Administrator shall administer this Plan, and furnish all notices and do all filings, according to law, and shall have the power to implement, operate and interpret this Plan and, further, to take such other action as the Plan Administrator deems equitable under the circumstances in light of the purpose of this Plan.

Notification to Employees
  The Plan Administrator or his or her designee(s) shall notify
Employees when and if such Employees become eligible for a benefit under the provisions of this Plan.

Claims by Employees
  Any Employee covered by this Plan who believes that an event has occurred which entitles such Employee to a benefit under this Plan but who has not been advised of such benefit or who believes that the calculation of the benefit is in error, shall file a claim with the Plan Administrator. The claim must be filed within ten (10) calendar days of the date on which the Employee was advised of the Employee's scheduled termination or within ten (10) calendar days of the date the Employee learned the amount of the benefit under this Plan, or that there will be no benefit.

  The claim shall be in writing and explain briefly the basis for the claim. The claim must be dated and signed by the Employee.

  The claim shall be mailed to the Plan Administrator by certified mail or presented in person to the Plan Administrator. If the claim is presented in person to the Plan Administrator, the Plan
Administrator must give the Employee an acknowledgment of receipt in writing.

  Within ten (10) work days of receipt of the claim the Plan
Administrator shall respond in writing to the Employee.

Claims Appeals
  Any Employee not satisfied by the disposition of the claim by the Plan Administrator shall have the right to appeal to the Appeals
Committee.

  The appeal shall be in writing and shall include a copy of the claim made to the Plan Administrator and the decision by the Plan Administrator. The appeal shall explain briefly why the Employee believes the decision of the Plan Administrator was in error.

  The appeal shall be filed with the Appeals Committee, by certified mail or in person. If the appeal is filed in person the member of the Appeals Committee must give the Employee an acknowledgment of receipt in writing.

  Appeals must be decided by the Appeals Committee, and a written response to the appeal sent to the Employee, within thirty (30) calendar days of the date on which the notice of appeal was filed and received by the members of the Appeals Committee.

AMENDMENT AND TERMINATION

  The Goulds Pumps, Inc. Severance Plan for Executives is established and maintained by Goulds Pumps, Inc. effective as of the date of its adoption.

  The Company reserves the right to amend this Plan from time to time and to terminate this Plan at any time by resolution of the Committee. The benefits provided for in this Plan are not vested benefits. However, terminated Employees receiving benefits on the Plan termination date will continue to receive them as provided in the Plan.


MISCELLANEOUS

Right to Terminate Employment
  The fact that a former Employee has failed to qualify for a benefit under this Plan shall not nullify or otherwise affect in any manner whatsoever the Employee's termination of employment from the Company, and such failure to qualify for a benefit shall not establish any right of any kind or description whatsoever (a) to a continuation or reinstatement of employment with the Company or (b) to receive any payment from the Company in lieu of such benefit.

Source of Benefits
  All benefits paid to a terminated Employee under this Plan shall be made from the general assets of the Company, and the status of the claim of a person to any benefit shall be the same as the status of a claim against the Company by any general and unsecured creditor. No person shall look to, or have any claim against, any officer, director, Employee or agent of the Company in his/her individual capacity for the payment of any benefits under this Plan.

Benefits Not to be Construed as Pension Benefits
  If the benefits provided for by this benefit plan, together with other termination benefits (other than benefits provided for in a qualified benefit plan) equal or exceed the equivalent of two years' compensation, the Plan Administrator has the authority to reduce payments payable under this Plan to that amount.

No Assignment; Binding Effect
  No Employee shall have the right to alienate, assign, commute or otherwise encumber his or her benefit under this Plan for any purpose whatsoever, and any attempt to do so shall be disregarded completely as null and void. The provisions of this Plan shall be binding on each Employee (and on each person who claims a benefit under any such Employee) and on the Company.

Gender and Number
  Whenever applicable, the masculine gender, when used in this Plan, shall include the feminine or neuter gender, and the singular shall include the plural.



                         Goulds Pumps, Inc.



                         Date


Attest










<F50>

                        Plan Information


Name of Plan:            Goulds Pumps, Inc. Severance Plan
                         for Executives

Name of Plan Sponsor:    Goulds Pumps, Inc.
                         300 WillowBrook
                         Office Park
                         Fairport, NY  14450-4285

Name of Plan Administrator:   Goulds Pumps, Inc.
                              300 WillowBrook Office Park
                              Fairport, NY  14450-4285

Business Telephone No.:       716-387-6600


Ending Date of Plan's Fiscal Year:      Month 12  Day 31

<F50>


        Goulds Pumps, Inc. Severance Plan for Executives
                          Attachment A


              EMPLOYEE SECRECY AND INVENTION AGREEMENT

In consideration of my employment or continuing employment by Goulds Pumps, Inc. herein after referred to as the COMPANY.

1. I will not disclose or use any confidential information relating to the COMPANY or its business either during or after my employment, except as required in my duties to the COMPANY. I understand that confidential information includes matters of a technical nature such as formulae, secret processes and machines, inventions, research projects and know-how; matters of a business nature such as data, costs, profits, products, product designs, product names, trademarks, marketing information and plans form future developments; and any other information pertaining to the COMPANY'S affairs or interests which the COMPANY does not make available to the public.

2. I will not disclose to the COMPANY, or induce the COMPANY to use, any confidential information belonging to others.

3. I acknowledge that all inventions, discoveries, improvements, and other intellectual property relating to the COMPANY'S actual or potential business conceived or made by me during my employment, whether or not during working hours, are the property of the COMPANY and I will promptly disclose them to the COMPANY.

4. During and after my employment, I will, at the COMPANY'S request, sign all documents and do anything else (at the COMPANY'S expense) that the COMPANY deems necessary to perfect its title to the inventions, discoveries, improvements, and other intellectual property disclosed pursuant to the preceding paragraph and to obtain for the COMPANY domestic and foreign patents and other intellectual property rights therein.

5. On termination of my employment, I will deliver to the COMPANY all copies of confidential memoranda, notes, drawings, letters, data, reports, and other records in my possession relating to the COMPANY or its business.

6. I will report below any inventions, discoveries, improvements, and other intellectual properties I have made or conceived prior to my date of employment in order to exclude them from this agreement. I will not describe them in such detail as will amount to a disclosure, but rather merely to identify them by general description.

7. I have read this Employee Secrecy and Invention Agreement and I have listed above all inventions, discoveries, improvements, and other intellectual properties which I have made or conceived prior to the date of my employment with the COMPANY and which are excluded from this agreement.

___________________________________           _____________________
Employee's Name (Print)                               Date

__________________________               __________________________
Employee's Signature                     Witnessed by

                                                         Form HR420.2

 White (original) - Human Resource Copy     Yellow - Employee's Copy
<F50>
          Goulds Pumps, Inc. Severance Plan For Executives
                            Attachment B

              General Release and Covenant Not to Sue
     In consideration for the payments made to me by Goulds Pumps, Inc. (the "Company") according to the Severance Plan for Executives (the "Plan"), I hereby release and discharge the Company and its successors, assigns, subsidiaries, owners, employees, officers, directors and agents (hereinafter referred to as "the Company") from all claims, liabilities, demands and causes of action, whether known or unknown, which claims, demands or causes of action arise out of or are in any way connected with or related to employment with or termination from employment with the Company.

     I further hereby covenant not to bring, maintain, prosecute, or recover upon any lawsuit, charge, or claim asserting any such claims. This includes, but is not limited to any action sounding in tort, contract, or discrimination of any kind or any causes of action arising under federal or state statute, including but not limited to, the Age Discrimination in Employment Act 29 U.S.C. 621 to 634, New York Executive Law, Art. 15, Sec 296 and/or claims growing out of any legal restrictions on the Company's right to terminate its employees. This release and covenant does not have any effect on any claims I may have against the Company unrelated to this termination.

     I agree to indemnify the Company for any attorneys fees and costs associated with defending a breach of this General Release and Covenant Not to Sue.

     I have carefully read and fully understand all of the provisions of this General Release and Covenant Not to Sue which sets forth the entire agreement between me and the Company pertaining to the subject matter hereof and I acknowledge that I have not relied upon any representation or statement, written oral, not set forth in this document.

     I acknowledge that the Company advised me to consult an attorney before signing this General Release and Covenant Not to Sue. I acknowledge that I was given at least twenty-one (21) days to negotiate, review and consider all the terms, conditions, and covenants entered into herein and have had the opportunity to consult my attorney in connection with such negotiations, review and consideration prior to signing this General Release and Covenant Not to Sue.

     I acknowledge that I have the right to revoke this General Release and Covenant Not to Sue for a period of seven (7) days following the date of my signature set forth below and in such event this General Release and Covenant Not to Sue shall be null and void. This General Release and Covenant Not to Sue shall become fully effective and enforceable after the expiration of such seven (7) day period, in which case the Company and I shall be fully bound by the terms hereof.

     Any provision within this release deemed to be in contravention of local, state or federal law shall be considered eliminated and of no force or effect upon the remaining provisions validly set forth herein.


Employee's Name (Print)                           Date


Employee's Signature

Sworn to before me this              day of         19     .


Notary Public
<F50>
                            EXHIBIT 10-C

Goulds Pumps, Inc.
Deferred Compensation Plan for Directors


Article 1. Establishment and Purposes
  1.1 Establishment. Goulds Pumps, Inc., a Delaware corporation (the "Company"), hereby established, effective as of October 1, 1994, a deferred compensation plan for Directors as described herein, which shall be known as the "Goulds Pumps, Inc. Deferred Compensation Plan for Directors" (the "Plan").

  1.2 Purpose. The primary purpose of the Plan is to provide Directors with the opportunity to voluntarily defer a portion of their compensation, subject to the terms of the Plan. By adopting the Plan, the Company desires to enhance its ability to attract and retain Directors of outstanding competence.

Article 2. Definitions
  Whenever used herein, the following terms shall have the meanings set forth below, and, when the defined meaning is intended, the term is capitalized:

     (a) "Board" or "Board of Directors" means the Board of Directors of the Company.

     (b) "Chairman Fee" means fees paid to a Director as compensation for the additional duties of leading a committee of the Board.

     (c)   "Code" means the Internal Revenue Code of 1986, as amended.

     (d) "Committee" means a committee of two (2) or more individuals, appointed by the Board to administer this Plan, pursuant to Article 3.

     (e)   "Company" means Goulds Pumps, Inc., a Delaware corporation.

     (f) "Compensation" means the gross Retainers, Meeting Fees, Chairman Fees, and other payments eligible for deferral under the Plan, which are payable to a Participant with respect to Board services performed during a Year.

     (g) "Director" means an individual who serves as an elected member of the Board of Directors, but who is not otherwise an employee of the Company.

     (h) "Disability" means a disability as determined under the disability provisions of the Goulds Pumps, Inc. Retirement Plan for Non-Employee Directors.

     (i) "Effective Date" means the date the Plan becomes effective, as set forth in Section 1.1 herein.

     (j) "Meeting Fees" means per diem payments made to Directors for attendance at various meetings of the Board, including full Board meetings and Committee meetings.

     (k) "Participant" means a Director who is actively participating in the Plan.

     (l) "Plan" means the Goulds Pumps, Inc. Deferred Compensation Plan for Directors.

     (m) "Retainer" means the annual amounts payable to a Director as compensation for the Director's services on the Board during the Year and shall be exclusive of any Meeting Fees, Chairman Fees, or any other fees payable to a Director.

     (n) "Retirement" means the Participant leaves the service of the Board and is eligible to retire under the terms of the Goulds Pumps, Inc. Retirement Plan for Non-Employee Directors.

     (o) "Subsidiary" means any corporation (other than the Company) in which the Company or a Subsidiary of the Company owns fifty percent (50%) or more of the total combined voting power of all classes of stock.

     (p)  "Year" means the fiscal year of the Company.

Article 3. Administration
  3.1 Authority of the Committee. The Plan shall initially be administered by the Human Resources Committee of the Board. Subject to the terms of this Plan, the Board may appoint a successor Committee to administer the Plan. The members of the Committee shall be appointed by and shall serve at the discretion of the Board.

  The terms of each Director's participation shall be governed by this Plan. Subject to the terms of this Plan the Committee shall have the authority to construe and interpret the Plan and any agreement or instrument entered into under the Plan; to establish, amend, or waive rules and regulations for the Plan's administration; to amend (subject to the provisions of Article 8 herein) the terms and conditions of the Plan and any agreement entered into under the Plan; and to make other determinations which may be necessary or advisable for the administration of the Plan. Subject to the terms of the Plan, the Committee may delegate any or all of its authority granted under the Plan to an executive or executives of the Company.

  3.2 Decisions Binding. All determinations and decisions of the Committee as to any disputed question arising under the Plan, including questions of construction and interpretation, shall be final, conclusive, and binding on all parties.

  3.3 Indemnification. Each person who is or shall have been a member of the Committee, or of the Board, shall be indemnified and held harmless by the Company against and from any loss, cost, liability, or expense that may be imposed upon or reasonably incurred by him or her in connection with or resulting from any claim, action, suit, or proceeding to which he or she may be a party, or in which he or she may be involved by reason of any action taken or failure to act under the Plan, and against and from any and all amounts paid by him or her in settlement thereof, with the Company's approval, or paid by him or her in satisfaction of any judgment in any such action, suit, or proceeding against him or her, provided he or she shall give the Company an opportunity, at its own expense, to handle and defend the same before he or she undertakes to handle and defend it on his or her own behalf.

  The foregoing right of indemnification shall not be exclusive of any other rights of indemnification to which such persons may be entitled under the Company's Certificate of Incorporation or Bylaws, as a matter of law, or otherwise, or any power that the Company may have to indemnify them or hold them harmless.

Article 4. Eligibility and Participation
  4.1 Eligibility. All Directors shall be eligible to participate in the Plan during their service as Directors.

  4.2 Partial Year Eligibility. In the event that a Director first becomes eligible to participate in the Plan during a Year, such Director shall, within thirty (30) calendar days of becoming eligible, be notified by the Company of his or her eligibility to participate, and the Company shall provide each such Director with an "Election to Defer" form, which must be completed by the Director as provided in Section 5.2 herein; provided, however, that such Director may only make an election to defer with respect to that portion of his or her Compensation for such Year which is to be earned after the filing of the deferral election.

Article 5. Deferral Opportunity
  5.1 Amount Which May Be Deferred. A Participant may elect to defer up to one hundred percent (100%) of each eligible component of Compensation, including but not limited to Retainers, Chairman Fees and Meeting Fees, in any Year. The minimum amount of any single eligible component of Compensation which may be deferred in any Year is the lesser of ten percent (10%) of such component Compensation or one thousand dollars ($1,000). In addition, an election to defer Compensation in any Year shall be expressed by each Participant in minimum increments of either ten percent (10%) of the applicable component of Compensation or one thousand dollars ($1,000).

  5.2 Deferral Election. Participants shall make their elections to defer Compensation under the Plan at least thirty (30) calendar days prior to the beginning of each Year, or not later than thirty
(30) calendar days following notification of eligibility to participate for a partial Year. All deferral elections shall be irrevocable, and shall be made on an "Election to Defer" form, as described herein.

  Participants shall make the following irrevocable elections on each "Election to Defer" form:

     (a) The amount to be deferred with respect to each eligible component of Compensation for the Year;

     (b) The length of the deferral period with respect to each eligible component of Compensation, pursuant to the terms of
     Section 5.3 herein; and

     (c) The form of payment to be made to the Participant at the end of the deferral period(s), pursuant to the terms of
     Section 5.4 herein.

  Notwithstanding the amounts requested to be deferred pursuant to subparagraph (a) above, the limits on deferrals set forth in Section
5.1 herein shall apply to the requested deferrals each Year.

  5.3 Length of Deferral. The deferral periods elected by each Participant with respect to deferrals of Compensation for any Year shall be at least equal to one (1) year following the end of the Year in which the Compensation is earned. However, notwithstanding the deferral periods elected by a Participant, payment of deferred amounts and accumulated interest thereon shall be made to the Participant in a single lump sum in the event the Participant's service on the Board is involuntarily terminated for any reason, including, but not limited to death or Disability at any time prior to full payment of deferred amounts and interest thereon. Such payment following termination shall be made in cash, within thirty
(30) calendar days after the termination of the Participant's service on the Board.

  5.4 Payment of Deferred Amounts. Participants shall be entitled to elect to receive payment of deferred amounts, together with interest earned thereon, at the end of the deferral period in a single lump-sum cash payment or by means of installments.

     (a) Lump-Sum Payment.   Such payment shall be made in cash in
     single lump sum, within thirty (30) days following Retirement pursuant to Section 5.2 herein.

     (b) Installment Payments. Participants may elect payout in installments, with a minimum number of installments of two (2) and a maximum of five (5). The initial payment shall be made in cash within thirty (30) calendar days after the commencement date selected by the Participant pursuant to Sections 5.2 and
     5.3 herein. The remaining installment payments shall be made in cash during January each year thereafter, until the Participant's entire deferred compensation account has been paid. Interest shall accrue on the deferred amounts in the Participant's deferred compensation account, as provided in
     Section 6.2 of this Plan. The amount of each installment payment shall be equal to the balance remaining in the Participant's deferred compensation account immediately prior to each such payment, multiplied by a fraction, the numerator of which is one
     (1), and the denominator of which is the number of installment payments remaining.

     (c) Involuntary Termination. In the event a Participant's service on the Board of the Company is involuntarily terminated for any reason, including but not limited to death or Disability at a time when there is a balance in the Participant's deferred compensation account, the entire balance shall be paid out to the Participant, as set forth in Section 5.3 herein.

Article 6. Deferred Compensation Accounts
  6.1 Participants' Accounts. The Company shall establish and maintain an individual bookkeeping account for deferrals made by each Participant under Article 5 herein. Each account shall be credited as of the date the amount deferred otherwise would have become due and payable to the Participant.

  6.2     Interest on Deferred Amounts.  Compensation deferred under
Article 5 shall accrue interest on an annual basis at an annual interest rate equal to the average of the interest rate on the
Company's 401(k) Fixed Income Fund for the relevant Year.   Each
Participant's deferred compensation account shall be credited on the last day of the calendar year, with one quarter of the annual rate of interest computed on the beginning balance in the account for each quarter during such year. The beginning balance of each quarter is credited with deferrals made during the prior quarter. Interest is compounded annually.

  Interest earned on deferred amounts shall be paid out to Participants at the same time and in the same manner as the underlying deferred amounts.

  6.3 Charges Against Accounts. There shall be charged against each Participant's deferred compensation account any payments made to the Participant or to his or her beneficiary.

  6.4 Designation of Beneficiary. Each Participant may designate a beneficiary or beneficiaries who, upon the Participant's death, will receive the amounts that otherwise would have been paid to the Participant under the Plan. All designations shall be signed by the Participant, and shall be in such form as prescribed by the Committee. Each designation shall be effective as of the date delivered to the Secretary of the Company by the Participant.

  Participants may, at any time, change their designation of beneficiary on such form as prescribed by the Committee. The payment of amounts deferred under the Plan shall be in accordance with the last unrevoked written designation of beneficiary that has been signed by the Participant and delivered by the Participant to the Secretary of the Company prior to the Participant's death.

  In the event that all the beneficiaries named by a Participant pursuant to this Section 6.4 predecease the Participant, the deferred amounts that would have been paid to the Participant or the Participant's beneficiaries shall be paid to the Participant's estate.

  In the event a Participant does not designate a beneficiary, or for any reason such designation is ineffective, in whole or in part, the amounts that otherwise would have been paid to the Participant or the Participant's beneficiaries under the Plan shall be paid to the Participant's estate.

Article 7. Rights of Participants
  7.1 Contractual Obligation. The Plan shall create a contractual obligation on the part of the Company to make payments from the Participants' accounts when due. Payment of account balances shall be made out of the general funds of the Company.

  7.2 Unsecured Interest. No Participant or party claiming an interest in deferred amounts or contributions under a Participant's account shall have any interest whatsoever in any specific asset of the Company. To the extent that any party acquires a right to receive payments under the Plan, such right shall be equivalent to that of an unsecured general creditor of the Company.

  The Company may establish one or more trusts, with such trustee as the Committee may approve, for the purpose of providing for the payment of deferred amounts and/or contributions. Such trust or trusts may be irrevocable, but the assets thereof shall be subject to the claims of the Company's general creditors. To the extent any deferred amounts or contributions under the Plan are actually paid from any such trust, the Company shall have no further obligation with respect thereto, but to the extent not so paid, such deferred amounts and contributions shall remain the obligation of, and shall be paid by, the Company.

Article 8. Amendment and Termination
  The Company hereby reserves the right to amend, modify, or terminate the Plan at any time by action of the Committee; provided however, that no such amendment or termination shall in any material manner adversely affect any Participant's rights to deferred amounts, contributions, or interest earned thereon, without the consent of the Participant.

Article 9. Miscellaneous
  9.1 Notice. Any notice or filing required or permitted to be given to the Company under the Plan shall be sufficient if in writing and hand delivered, or sent by registered or certified mail to the Secretary of the company. Notice to the Secretary of the Company, if mailed, shall be addressed to the principal executive offices of the Company. Notice mailed to a Participant shall be at such address as is given in the records of the Company. Notices shall be deemed given as of the date of delivery or, if delivery is made by mail, as of the date shown on the postmark on the receipt for registration or certification.

  9.2 Non-transferability. Participants' rights to deferred amounts, contributions, and interest earned thereon under the Plan may not be sold, transferred, assigned, or otherwise alienated or hypothecated, other than by will or by the laws of descent and distribution. In no event shall the Company make any payment under the Plan to any assignee or creditor of a Participant.

  9.3 Severability. In the event any provision of the Plan shall be held illegal or invalid for any reason, the illegality or invalidity shall not affect the remaining parts of the Plan, and the Plan shall be construed and enforced as if the illegal or invalid provision had not been included.

  9.4 Gender and Number. Except where otherwise indicated by the context, any masculine term used herein also shall include the feminine; the plural shall include the singular, and the singular shall include the plural.

  9.5 Costs of the Plan. All costs of implementing and administering the Plan shall be borne by the Company. All costs incurred by Participants as a result of participation in the Plan, such as legal, financial planning, or tax preparation fees, are the responsibility of the participant.

  9.6 Applicable Law. The Plan shall be governed by and construed in accordance with the laws of the state of New York.

  9.7 Successors. All obligations of the Company under the Plan shall be binding on any successor to the Company, whether the existence of such successor is the result of a direct or indirect purchase, merger, consolidation, or otherwise, of all or substantially all of the business and/or assets of the Company.


     IN WITNESS HEREOF, the Company has caused this document to be executed by its duly authorized officer on this 22nd day of November, 1994.





Goulds Pumps, Inc.



ATTEST:


<F50>
Contents



                                                         Page


Article 1.  Establishment and Purposes                     1

Article 2.  Definitions                                    1

Article 3.  Administration                                 2

Article 4.  Eligibility and Participation                  3

Article 5.  Deferral Opportunity                           3

Article 6.  Deferred Compensation Accounts                 4

Article 7.  Rights of Participants                         5

Article 8.  Amendment and Termination                      5

Article 9.  Miscellaneous                                  6

<F50>

                            EXHIBIT 10-D

                         SEVERANCE AGREEMENT


AGREEMENT made as of the 5th day of December, 1996 between GOULDS PUMPS, INCORPORATED, a Delaware Corporation with its principal office at 300 WillowBrook Office Park, Fairport, New York ("Goulds"), and Frank J. Zonarich residing at 2906 Route 89, Seneca Falls, New York 13152 ("Employee").

WHEREAS, Employee has been employed by Goulds and has served as Vice President - Water Technologies of Goulds, President of the Water Technologies Group of Goulds, as an officer or director of a number of subsidiaries and affiliates of Goulds and, since September 16, 1996, his title has been Vice President - Commercial Products Strategies; and

WHEREAS, Employee intends to resign as an officer of Goulds and as an officer and director of all Goulds' subsidiaries as to which he is a director or officer; and

WHEREAS, Goulds is desirous of retaining Employee as an employee;

NOW, THEREFORE, in consideration of the promises and the mutual covenants contained herein, it is mutually agreed as follows:

1. Employee hereby resigns as an officer of Goulds and as an officer or director of each of Goulds' affiliates, effective as of the earlier of January 1, 1997 or the date on which Employee's purchase of the assets of Allegheny Pump & Equipment Co. closes (the "Resignation Date"). Such resignation shall require no further action by Employee, except as may be required to comply with local laws. After the Resignation Date, Employee shall remain as an Employee of Goulds on a one year paid leave of absence followed by a one year unpaid leave of absence without any break in service (collectively, such leaves of absence being referred to herein as the "Leave of Absence"). During the Leave of Absence, Employee is required to be available for consulting on matters related to the Company, in addition to Employee's obligations in paragraph 6 hereof.

2. During the first year of the Leave of Absence, Goulds shall pay a monthly salary of $20,583.33 to Employee subject to withholding, on a semi-monthly basis for twelve (12) months commencing after the Resignation Date.

3. During the Leave of Absence, the following compensation and benefit provisions will apply:

           a. An award will be made to Employee under the Goulds Pumps, Incorporated Executive Incentive Plan in 1997 with respect to 1996 performance which represents ninety percent (90%) of the earned annual award.

           b. Employee will not be eligible for any award or other payment under Goulds' Long Term Incentive Compensation Plan.

           c. Pension credits under Goulds' Pension Plan III will continue to accumulate. No Supplemental Executive Pension Plan credit will be given during the Leave of Absence or thereafter.

           d. Employee will not be eligible to receive any stock options during the Leave of Absence period or any future period. Presently held stock options will continue to vest for the Leave of Absence only. All stock options which remain unvested on the final day of the Leave of Absence shall expire on that date. Except as specifically stated herein, all provisions of the 1981 Stock Option Plan, the 1988 Stock Option Plan and the 1994 Stock Incentive Plan to Increase Stockholder Value and any Stock Option Grant Agreements made pursuant thereto, shall apply including, but in no way limited to, the provisions of the above referenced plans which would provide that upon the termination of the Leave of Absence the stock options may be exercisable at any time during the three month period following such termination.

           e. Goulds will reimburse, upon submission of appropriate claim for reimbursement, up to $2,000 of Employee's expenses for financial planning services for one year from the date hereof.

           f.   Employee  shall  remain  a  participant  in   Goulds'
           Executive Medical Coverage (to a maximum of $5,000) for one year from the Resignation Date.

           g.   Employee  will continue to participate in  the  Goulds
           medical,  dental  and  life  insurance  plans  in   active
           Employee status under the terms of such plans, provided Employee makes the required Employee contributions.

           h. Should Employee's house at 2906 Route 89 in Seneca Falls not be under an agreement to sell within one year of the Resignation Date, Goulds will reimburse Employee's utility, tax, maintenance and interest costs on such house to a maximum of $10,000, for a period of six months thereafter or until the house sells, whichever comes sooner.

           i. Short Term Disability and Long Term Disability as defined by Goulds will cease upon the Resignation Date, and there are no conversion privileges. However, Goulds will reasonably assist Employee in obtaining third party long term disability coverage provided it is at no cost to Goulds.

           j. Employee will remain eligible to contribute to the Goulds Pumps Employee Savings and Retirement (401(k)) Plan for the initial twelve months of the Leave of Absence during which payments are being made under paragraph 2 above. Such contributions shall be made by appropriate withholding in accordance with such plan.

           k.   Except  as  expressly  stated  above,  all   other
           compensation, benefits, perquisites and rights to which Employee was or may be entitled as an officer or employee of Goulds or any of its affiliates, including without limitation, the Senior Executive Severance Agreement (Change In Control) and the Executive Security (Life Insurance) Plan will no longer be effective, and Employee shall not have any further rights in same.

           l. Upon obtaining age 55, Employee shall be entitled to receive a total retirement benefit of approximately $7,006.60 per month comprised of payments from the Pension Plan III and the Supplemental Executive Pension Plan based upon his selection of the 100% Joint and Survivor Annuity Benefit. Employee shall have the right to select a Joint and Survivor Benefit Plan other than 100%, with the above benefit being appropriately adjusted to take into account the option selected.

     The compensation and benefits provided for herein shall not be subject to reduction or offset for compensation and benefits received by Employee through his ownership of Allegheny Pump & Equipment Co.

4. Following the Leave of Absence, Employee will be put on "special employee" status until Employee reaches age 55. During this period, Employee will be eligible to stay in the Goulds medical plan provided he pays 100% of the monthly premiums. Life Insurance and Dental Insurance coverage will cease. Employee will resign, without further action, from his "special employee" status, will take early retirement from Goulds at age 55 and will then be eligible for retiree medical benefits under Goulds Pension Plan III.

5. (a) In consideration of the benefits to be provided to Employee and as part of his fiduciary obligations to Goulds, Employee shall not, at any time while he is receiving benefits hereunder, directly or indirectly compete with any business of Goulds as engaged in or under active development by Goulds or any of its subsidiaries. For the purpose of this Agreement, the phrase "compete" shall include serving as an employee, officer, director, owner, partner or a 5% or more shareholder of any business or otherwise engaging in or assisting another to engage in any business. Notwithstanding the foregoing, it is agreed that Employee's ownership and operation of Allegheny Pump & Equipment Co. shall not be deemed a violation of this covenant.

     (b)   Employee  shall not, directly or indirectly,  on  his  own behalf  or  on  behalf  of any other person,  firm  or  company:
     (i) induce any employee, agent, representative or other person (an "Employee") associated with Goulds to terminate his or her association with such entity, provided, however, that the foregoing shall not restrict Employee from hiring any such Employee if such Employee was terminated by Goulds, or
     (ii) induce any customer or supplier of Goulds to terminate its association with Goulds.

6. The foregoing payment and benefit obligations of Goulds are contingent upon Goulds' receipt of Employee's continued
    cooperation until the conclusion of all matters, such as litigation, that are now pending or that may reasonably arise in the future from circumstances occurring during Employee's tenure as an officer of Goulds. Goulds will reimburse Employee for his reasonable out-of-pocket expenses for travel, lodging, and other similar expenses incurred at the advance written request of Goulds in order to comply with the duty of cooperation set forth in this paragraph.

    In the event that Goulds reasonably believes that Employee is not cooperating in such matters, Goulds shall promptly give Employee notice of such non-cooperation specifying in reasonable detail the manner in which Goulds believes Employee is not cooperating. Employee shall then have a period of fifteen (15) calendar days to cure the default which Goulds has detailed. If at the end of said fifteen (15) calendar day period Employee has not cured the said default, Goulds shall have the right to terminate said payments and benefits and Employee's rights hereunder shall terminate.

7. Nothing herein shall be deemed to deny or limit Employee's right to coverage under applicable director and officer liability policies of insurance carried by Goulds for circumstances arising during the period he served as Vice President of Goulds.

8. All car phone charges billed after Employee's resignation as an officer of Goulds shall be for the account of Employee. Any outstanding amounts owed to Goulds in Employee's Personal and Sundry Account will be deducted from the first salary payment that is administratively feasible following Employee's resignation as an Officer of Goulds. All expense reimbursements due Employee will be made within a reasonable period after the submission of documentation.

9. Employee agrees that he will not, without prior written consent of Goulds, disclose or cause to be disclosed, or use or make known, any confidential and trade secret information of Goulds. Confidential and trade secret information of Goulds shall for purpose of this Agreement include Goulds matters not readily available to the public which:

           1) Are of a technical nature such as methods, formula, drawings, blueprints, inventions, processes, discoveries, machines, computer programs, software, software documentation and similar items;

           2) Are of a business nature such as, but not limited to, information about sales or lists of customers, prices, costs, purchasing, profits, markets and product capabilities; or

           3) Pertain to future developments such as, but not limited to, research and development, new or improved products, business ventures and marketing and merchandising plans and ideas.

     Employee agrees to turn over to Goulds all data and information, including without limitation all drawings, photographs, graphs, tables, charts, documents, correspondence, specifications, blueprints, notebooks, report sketches, formula, computer programs, software, software documentation, sales data, business manuals, price lists, customer lists, samples and all other materials and copies thereof including product and other embodiments relating in any way to the business of Goulds, made fully or in part, or obtained by him during the period of his active employment with Goulds, of a confidential or trade secret nature, which are in his possession or under his control.

10. Employee agrees that during the period of this Agreement he will maintain the confidentiality of this Agreement except that he may disclose its terms to his spouse, attorney and tax advisor. Goulds will also maintain the confidentiality of this Agreement disclosing it only within the Company on an absolute need-to-know basis. Further, Employee shall not in any way during the period of this Agreement directly or indirectly disparage, discredit, demean, or otherwise communicate displeasure with Goulds, its officers or employees. Goulds will use its best efforts to require that Goulds will not either directly or indirectly, disparage, discredit, demean, or otherwise communicate displeasure with Employee following the date of signing of this Agreement.

11. In exchange for a portion of the payments and benefits described herein which are provided as additional consideration, Employee also agrees and hereby does release Goulds, and its successors, subsidiaries, affiliates and assigns, and their present and former officers, directors, agents, and employees from all actions, causes of action including, but not limited to, suits, debts, sums of money, accounts, reckonings, bonds, executions, claims, and demands which Employee, his heirs, successors or assigns ever had, or has, or hereafter may have against Goulds from the beginning of the world to the date of this Agreement including, but not limited to, all claims for attorneys' fees, costs and expenses, and other actions or claims arising out of or related to Employee's past employment with Goulds, including liabilities arising under the Age Discrimination in Employment Act of 1967 as amended, the New York Human rights Law, the New York Labor Law and the Employee Retirement Income Security Act (except insofar as it relates to Employee's pension benefits) and any federal or state employment discrimination laws, but specifically excluding obligations pursuant to this Agreement.

12.  Goulds  hereby  releases Employee from all  actions,  causes  of action including, but not limited to, suits, debts, sums of money, accounts, reckonings, bonds, executions, claims, and demands which Goulds and its successors, subsidiaries, affiliates and assigns ever had, or has, or hereafter may have against Employee from the beginning of the world to the date of this Agreement including, but not limited to, all claims for attorneys' fees, costs and expenses, and other actions or claims arising out of or related to Employee's past employment with Goulds.

13. Employee is hereby advised to consult with an attorney prior to executing this Agreement. Employee acknowledges that he has had at least twenty-one days to consider whether or not enter into this Agreement, and he shall have seven days following the execution of the Agreement during which he may revoke the Agreement. The Agreement will not become effective or enforceable until the revocation period has expired.

14. Each party shall take such further actions as are necessary to effect the purposes of this Agreement.

The Agreement shall be governed by the internal laws of the State of New York. The parties consent to the exclusive jurisdiction of and venue in New York or Federal courts in Monroe County, New York, for the resolution of all disputes arising under this Agreement.

This Agreement is the entire agreement of the parties as to the subject matter hereof.



GOULDS PUMPS, INCORPORATED

Signed    /s/ William G. Kelley         Signed    /s/ Frank J. Zonarich
              William G. Kelley                       Frank J. Zonarich
              Vice President - Human Resources

Date      December 5, 1996              Date      December 5, 1996
<F50>
STATE OF NEW YORK
COUNTY OF SENECA

On the 5th day of December, 1996 before me personally came Frank J. Zonarich, to me known to be the individual described in and who executed the foregoing instrument, and acknowledged that he executed the same.



          /s/ Joan S. Grela
          Notary Public





STATE OF NEW YORK
COUNTY OF SENECA

On the 5th day of December, 1996 before me personally came William G. Kelley, to me known who, being by me duly sworn, did depose and say that he resides in Canandaigua, New York, that he is Vice President - Human Resources of Goulds Pumps, Incorporated, the corporation described in and which executed the foregoing instrument; that he knows the seal of said corporation; that the seal affixed to said instrument is such corporate seal; that it was so affixed by order of the Board of Directors of said corporation and that he signed his name thereto by like order.



          /s/ Joan S. Grela
          Notary Public


<F50>






                             EXHIBIT 11



      GOULDS PUMPS, INCORPORATED AND CONSOLIDATED SUBSIDIARIES

                 COMPUTATION OF EARNINGS PER SHARE

               (IN THOUSANDS, EXCEPT PER SHARE DATA)




                                               1996      1995      1994
a. Net earnings - as reported.............  $34,707   $18,072   $18,201

b. Actual weighted average number of shares
   outstanding............................   21,313    21,240    21,175

c. Primary earnings per share based on actual average shares
   outstanding (a / b) (1)................  $  1.63    $  .85   $   .86

d. Shares exercisable under all common stock
   equivalents............................      968       893       423

e. Proceeds assuming exercise of outstanding
   options................................  $19,864   $18,650   $ 8,073


   Reinvestment of proceeds under "Treasury Stock Method":

f. Average market price per share during each year or market price at
   year-end (whichever is higher).........  $ 22.94   $ 25.00   $ 22.34

g. Shares to be acquired (e/f)............      866       746       361
h. Net increase in all common stock equivalents
    (d -g)................................      102       147        62

i. Adjusted weighted average shares outstanding
   (b + h)................................   21,415    21,387    21,237

j. Fully diluted earnings per share (a/i).  $  1.62   $   .84   $   .86

k. Dilutive effect on earnings per share
   (c - j) (2)............................  $   .01   $   .01   $    --


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

<F50>

                             EXHIBIT 13



         Portions of the 1996 Annual Report to Stockholders

<F50>

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The information in this review should be read in conjunction with the accompanying consolidated financial statements, the related Notes to Consolidated Financial Statements and the Eleven-Year Summary of Financial Data. Forward-looking statements in this review are qualified by the cautionary statement on page 81 of this Annual Report.

OVERVIEW

    Goulds Pumps had an outstanding year in 1996, setting records for sales, orders and earnings. Consolidated sales rose 7.7% to a record $774.4 million for the year. Sales in both of the Company's sectors grew in 1996, with a 9.8% increase in Water Technologies (WT) and a 5.9% increase in Industrial Products (IP). The growth in both sectors was influenced significantly by a strong showing in the non-U.S. Regions. Orders in 1996 continued to strengthen and set a record at $752.0 million, an increase of 4.0% over 1995. Net earnings were $34.7 million in 1996, up 91.7% from 1995. Earnings per common share were $1.63 for 1996, up 91.8% from 1995's reported results of $.85.

    The financial results for 1996 and 1995 included the impact of certain restructuring activities. The 1995 results included a net pre-tax restructuring charge of $18.5 million ($10.6 million after taxes, or $.50 per share) which reflected the Company's decision to wind down its Venezuelan manufacturing activities and to transfer ownership of its 100%-owned subsidiary, Environamics Corporation, to that company's management. In 1996, a $0.1 million net pre-tax credit was recorded, reflecting a $1.6 million reversal of a portion of the 1995 restructuring charge, largely offset by a $1.5 million restructuring charge at the Company's European operations. Excluding restructuring charges in both years, earnings per common share would have been $1.63 in 1996 and $1.35 in 1995, or an increase of 20.7%.

   Several noteworthy events impacted the Company during 1996. These events are summarized as follows:

        -    The   Company's   ANSI   pump focused  factory
        became fully functional at its  facility  in  Seneca  Falls,
        New York in June 1996. Focused factories are cellular manufacturing systems that are designed to provide manufacturing
        and productivity enhancements.   This  factory has substantially
        enhanced productivity, increased throughput and improved customer on time performance with respect to ANSI products, which represent a very important part of the Company's product portfolio.  In September  1996,  a  second
        focused   factory  for  the  Model  3171  general  industrial
        vertical sump and process pump became fully operational at the Company's Ashland, Pennsylvania facility.

        - The Company opened its new Auburn, New York facility to accommodate manufacturing of Water Systems products that had previously been produced at the Seneca Falls, New York plant. Begun in the second quarter of 1996, this $9.0 million project was completed in December 1996, well ahead of schedule. The Auburn facility, previously used for assembly and warehousing, was expanded by adding 48,500 square feet of manufacturing space, and existing office space was renovated. This state-of-the-art facility utilizes focused factory cellular manufacturing to meet the increasing demand for
        products   and  further  improve  the  Company's  competitive
        position.

        -   The  Company  established   a  global  strategic  alliance
        with John Crane International,  a  division  of  TI  Group
        plc, in  March  1996.   The  Company believes  that
        this alliance with John Crane, the world's leading mechanical seal company, will leverage the strengths of both companies to foster product innovation and supply chain integration. As a result of this alliance, the two companies are jointly developing pump and seal combinations to enhance plant performance and optimize life cycle costs.

        - A new management team was formed in Europe, which has provided increased focus on profitable growth for the European Region.  As a  result  of
        efforts to contain costs by leveraging the operating expense base in the Region, Europe's selling, general and administrative costs as a percentage of sales improved by two percentage points in 1996.

        -      The   Company  sold   certain product  lines  of
        its  Municipal  Business  Unit  (MBU)  in Baldwinsville,
        New York in February 1996 for $2.7 million, realizing a gain of $1.2 million. These product lines were not considered to be a core business for the Company, and the investments necessary to achieve a viable market in these products were not consistent with the Company's strategy. Net sales associated with these product lines in 1995 were $5.5 million.

        -     The   Company   purchased   a  controlling
        interest in Nanjing Goulds Pumps Limited Co., China in early 1996 by investing an additional $1.4 million. This investment increased the Company's ownership from 45% to
        62%.   As  a  result, the financial results of this affiliate
        have been consolidated for the year ended December 31, 1996. Net sales for this operation in 1996 were $1.4 million.


Analysis of Operations
(Dollars in millions)
                                                 1996  vs.  1995 vs.
                   1996        1995       1994        1995      1994

  Net  sales     $774.4      $718.8     $585.5        7.7%     22.8%

Net Sales

      The increase in total net sales of $55.6 million in 1996 compared with 1995 resulted from a $33.5 million or 9.8% increase in Water Technologies and a $22.1 million or 5.9% increase in Industrial Products. WT sales for 1996 reached record levels of $374.9 million, outpacing 1995's sales of $341.4 million. Geographically, sales in the WT sector were up in all Regions of the world.

      IP sales reached a record $399.5 million in 1996 primarily due to strong growth in Regions outside the U.S., particularly in Asia Pacific and Latin America. Shipments increased in 1996 mainly due to strong demand in the chemical market and the impact of the unusually high backlog in late 1995 that resulted from manufacturing throughput issues earlier that year. Partially offsetting this sales growth was a downturn in the pulp and paper market, the impact of the sale of the municipal product lines in early 1996 and the transfer of ownership of Environamics Corporation in late 1995.

      In 1995, consolidated net sales increased $133.3 million, or 22.8%, compared with 1994. IP sales increased $54.1 million in 1995 due primarily to incremental sales from the acquisition of the Company's Vogel subsidiary in Austria, which accounted for $29.7 million of the increase, and strong demand in both the pulp and paper and chemical markets. WT's 1995 sales increased $79.2 million due to a combination of additional sales from Vogel, which accounted for $33.5 million of the increase, an expanded sales presence and new product growth in Europe, as well as growing market acceptance of recently introduced products in North America.
<F50>

Costs and Expenses
(As a % of Net Sales)
                                      1996         1995         1994

     Gross  profit                   29.3%        28.5%        28.5%
     Selling, general and
          administrative  expenses   19.8%        20.1%        20.1%
      Research  and  development
          expenses                    1.2%         1.1%         1.8%


      Consolidated gross profit as a percentage of net sales in 1996 improved to 29.3%, versus 1995's 28.5%. This improvement was due largely to significant strides that were made in operating efficiencies, including the implementation of focused factories and the benefits realized from the first full year of the Company's strategic purchasing function. There was also a favorable impact from the downsizing of the Venezuelan manufacturing operation and the transfer of ownership of Environamics Corporation that occurred in late 1995. Gross profit as a percentage of net sales in Europe, however, declined somewhat as a result of raw material cost increases, which were incrementally influenced by the negative impact of currency fluctuations within the Region.

      In 1995, consolidated gross profit as a percentage of net sales was constant with 1994 at 28.5%. Improvements resulting from manufacturing efficiencies were offset by higher raw material costs in Europe and temporary manufacturing issues in North America that adversely affected throughput and lead times during the year.

      Selling, general and administrative (SG&A) expenses as a percentage of net sales improved to 19.8% in 1996, down from 20.1% in 1995. This improvement was attributable to the Company's ability to leverage its operating expense base, chiefly in Europe where SG&A expenses fell by two percentage points. In addition, the disposition of Environamics Corporation and the downsizing of the Venezuelan manufacturing operation at the end of 1995 had a favorable impact on SG&A costs. SG&A expenses in 1995 as a percentage of net sales were unchanged from 1994.

      Research and development (R&D) expenses in 1996 were $9.4 million, an increase of 13.9% over 1995. On a percentage of sales basis, R&D expenses were up 0.1 percentage point, reflecting a consistent effort in the development of new products. In 1995, R&D expenses were $8.2 million, a decrease of 22.1% from 1994. The higher level of R&D expenses in 1994 was related to Environamics Corporation, where all costs were charged to R&D prior to the first product shipments in late 1994.

Restructuring Charges

     In 1996, the Company recorded a net pre-tax restructuring credit of $0.1 million. This net credit resulted from two offsetting items. First, the Company recorded a $1.5 million restructuring charge as a result of the decision to consolidate European facilities. This European restructuring plan is expected to result in pre-tax savings, mainly compensation related, of approximately $1.5 million annually. More than offsetting this charge was a $1.6 million credit for the reversal of certain termination and exit costs related to the 1995 restructuring reserve.

      In 1995, the Company recorded a pre-tax restructuring charge of $18.5 million. This charge resulted from the Company's decision to wind down its manufacturing operation in Venezuela, impacting the Company's investment in this subsidiary, and to transfer its ownership interest in Environamics Corporation to that company's management. The charges associated with these items amounted to $19.7 million and were offset in part by a $1.2 million reversal of a portion of 1994's restructuring charge. The decision to transfer ownership of Environamics Corporation came after losses were recorded in both 1994 and 1995 and the Company concluded that further losses were likely to occur in 1996, requiring substantial additional investment. Net sales for Environamics Corporation in 1995 were $3.1 million.
<F50>
      The decision to close the manufacturing operations in Venezuela was the result of losses that had been sustained in almost every year since 1990, coupled with an uncertain economic climate in Venezuela. This business unit now operates primarily as a PRO (Pump Repair and Overhaul) Service Center. The Company has maintained its presence in the country with sales offices, and shipments have continued into Venezuela from the Company's other manufacturing facilities.

      As stated above, $1.6 million of the 1995 restructuring charge was reversed in 1996. Net of the reversal, the total $18.1 million restructuring charge for Environamics Corporation and Venezuela consisted of $1.7 million of termination benefits and $16.4 million of other exit costs (including the write-off of previous investments). Through year-end 1996, the Company has incurred $1.5 million in termination costs and $15.7 million in exit costs. The balance for this restructuring reserve at December 31, 1996 was $0.9 million.

      In 1994, the Company recorded a pre-tax restructuring charge of $3.5 million for the downsizing of the Company's California, Netherlands and Mexico based operations, and the consolidation of sales offices, PRO Service Centers and other Company facilities. As stated above, $1.2 million of the 1994 restructuring charge was reversed in 1995 due to lower than expected outsourcing in California and the transfer of certain Netherlands employees to other Goulds Pumps Europe operations. The restructuring included the termination of 126 employees. Net of the reversal, the total related costs for this restructuring amounted to $1.1 million to exit facilities and $1.2 million for termination benefits. At December 31, 1996, there was no reserve remaining.

Other Income and Expenses
(Dollars in millions)
                                      1996           1995        1994
   Interest  expense                 $11.2          $11.4        $6.6
   Interest income                    (1.8)          (1.8)       (3.0)
   Other expense (income)--net         1.1           (0.4)       (1.1)


      Interest expense decreased $0.2 million in 1996. This decrease resulted from lower worldwide interest rates, substantially offset by higher average borrowings. The $4.8 million increase in interest expense in 1995 was mainly the result of debt assumed or incurred in connection with the Vogel acquisition, as well as other increased debt levels.

      Interest income in 1996 was substantially unchanged from 1995, while 1995's interest income declined $1.2 million from 1994. The decrease in 1995 resulted primarily from a short-term investment arrangement in 1994 which increased interest income in that year by $1.4 million.

      "Other expense (income)--net" changed by $1.5 million, from a "net - other income" of $0.4 million in 1995 to a "net - other expense" of $1.1 million in 1996. This unfavorable change is mainly due to currency exchange losses that relate to the devaluation of the Venezuelan bolivar and currency transaction losses in Europe and Canada. Additionally, 1996's "other income" included a $1.2 million gain from the sale of certain product lines of the Company's Municipal Business Unit and 1995's "other income" included certain customs refunds at Vogel.

      For 1995, the year-over-year comparisons of "other expense (income)--net" are affected by a 1994 benefits curtailment gain of $4.2 million and a 1994 charge of $1.7 million due to foreign currency transaction losses. Excluding these items, "other expense (income)--net" improved $1.8 million in 1995 over 1994 mainly from transaction and translation losses that occurred in 1994 resulting from significant devaluations of the Venezuelan bolivar.
<F50>

Income Taxes

                                           1996        1995      1994

    Effective  tax  rate                  35.6%       28.0%     38.6%


      The low effective tax rate of 28.0% in 1995 resulted from tax benefits associated with the Venezuelan restructuring charge and a non-U.S. tax reorganization strategy. The 1996 and 1994 rates are reflective of a more typical range, based on the Company's current mix of federal, state and non-U.S. jurisdictions. The 1996 effective tax rate was at the lower end of this range due to a number of factors, including the utilization of loss carryforwards existing in various non-U.S. operations, relatively lower pre-tax earnings in higher tax jurisdictions, and continued efforts to reduce state income taxes.

Return on Equity

      The return on average stockholders' equity in 1996 increased to 17.3% from 9.3% in 1995 and 9.5% in 1994. The changes in both years were principally due to changes in net earnings which were significantly impacted by restructuring and environmental litigation charges in 1995 and 1994. Excluding restructuring charges, net of taxes, the returns on average stockholders' equity were 10.6%, 14.7% and 17.3% in 1994, 1995 and 1996, respectively.

Liquidity and Capital Resources

      As reflected in the Consolidated Statements of Cash Flows for 1996, the $54.7 million of cash provided by operating activities was used to fund $31.3 million of net investing activities and $24.6 million of financing activities, thus decreasing cash and cash equivalents by $1.2 million. Significant changes in working capital items that impacted cash flow from operating activities in 1996 included an $11.8 million increase in trade receivables largely related to a growing base of customers outside the U.S. where payment terms are typically longer than in the U.S., a $7.1 million decrease in inventories resulting from efforts to manage inventory more effectively, and a $12.5 million decrease in trade payables and accrued expenses that resulted mainly from payments made in connection with the 1995 restructurings and reduced inventory levels.

      Capital additions in 1996 were $36.4 million, compared with depreciation of $27.0 million. Expenditures were made for various upgrades and additions to equipment and buildings, including the construction of the new Water Systems manufacturing facility in Auburn, New York.

      Total debt at the end of 1996 was $9.4 million lower when compared with year-end 1995, primarily due to favorable cash flows from operations during the fourth quarter of 1996. During 1995, total debt increased $44.0 million due to the Vogel acquisition and increased borrowings at European operations mainly required to finance working capital needs.

      In December 1996, the Company declared a regular quarterly dividend of $.20 per share of common stock outstanding, payable on January 15, 1997 to stockholders of record as of January 6, 1997. This was the 200th consecutive quarterly dividend by the Company dating back to 1947.

     The Company operates internationally, giving rise to exposure to market risks from changes in interest rates, foreign exchange rates, and the cost of non-ferrous metals used in the production of its products. Derivative financial instruments are used by the Company to reduce those risks. The Company does not hold or issue financial or derivative financial instruments for trading or speculative purposes.
<F50>
       Cumulative translation adjustments in the accompanying Consolidated Balance Sheets were $10.7 million at December 31, 1996 compared with $12.2 million at December 31, 1995. This decrease was principally the result of the strengthening of the Italian lira against the U.S. dollar, offset partially by a weakening of the Austrian schilling.

Orders and Backlog

      In 1996, orders received set a new record of $752.0 million, an increase of 4.0% over 1995's record orders level of $722.8 million, which have been adjusted to exclude orders related to Environamics Corporation and the Municipal Business Unit. WT posted record orders with an increase of 8.4% in 1996 over 1995, while IP orders rose 0.1% to a new record. Within the WT sector, the increase in 1996 orders activity was led by growth in Europe, with solid increases also in the U.S. and Asia Pacific. The IP sector's order activity for 1996 reflected significant growth in the worldwide chemical market, partly offset by a decline in the pulp and paper market. Regionally, industrial orders improved impressively in Latin America, Asia Pacific and the Middle East, while the U.S. and Canada experienced a decline. In addition, the Company has been much more selective in the bidding of large engineered projects to ensure that those projects undertaken are profitable.

      Backlog levels at December 31, 1996 totaled $124.5 million. Excluding the 1995 backlog for the municipal business lines that were sold in early 1996, backlog decreased 13.7% from 1995. This decrease resulted from an abnormally high backlog at the end of 1995 which was due to 1995 manufacturing throughput issues which have since been resolved. Backlog exists primarily at the IP sector, as the WT sector maintains small backlog levels. WT products are normally shipped within two weeks from receipt of a customer order.

Inflation

      Generally, increases in material costs have been offset by productivity improvements and sales price increases. The Company continues to monitor the impact of inflation in order to minimize its effects through pricing strategies, productivity improvements and cost reductions.

Environmental Matters

      In 1995, a legal action was filed against the Company and 21 other defendants in the United States District Court for the Western District of New York (Rochester) by two plaintiffs seeking damages for environmental contamination at or near an inactive landfill site in Seneca Falls, New York. The Company's investigation into the allegations in these actions is in its preliminary phases. The Company believes that under applicable laws it should not bear any liability to one of the claimants, the current landfill owner, who purchased the property with full knowledge of its prior use and continued to operate it thereafter. In addition, the Company believes that there is little reasonable likelihood of material liability to the other claimant at this stage of investigation, based upon considerations of the damages claimed, nature of contamination and the existence of other financially viable co-defendants, and after reviewing applicable legal principles. The Company has answered the complaint by denying the material allegations and asserting various affirmative defenses, cross-claims and counterclaims. The Company intends to vigorously defend this litigation, but no assurance can be given as to the ultimate outcome of such litigation or its impact on the Company.

     In 1994, complaints were filed against the Company in California and Washington alleging unlawful discharge of lead into drinking water sources. Additionally in 1994, a class action complaint was filed principally alleging violations of federal securities laws. As a result of these complaints, a pre-tax charge of $3.5 million was recorded by the Company in that year for legal and other fees related to the vigorous defense of these lawsuits. During 1995, all litigation related to these complaints was resolved, and the Company reversed the then remaining reserve of $0.9 million.
<F50>
      The Company recorded a $2.0 million provision in 1991 for estimated costs to monitor and remediate an inactive Company landfill site in Seneca Falls, New York. At December 31, 1996, the remaining reserve was $0.7 million. The remediation plan was approved by the New York State Department of Environmental Conservation in 1995 and is expected to be completed in 1997. The Company believes that the current reserve associated with this site is sufficient to absorb any future costs.

      Apart from issues discussed above, the Company is not currently aware of other environmental matters which would be reasonably likely to have any material impact on recurring costs, capital expenditures or mandated expenditures.

Outlook

      Management continues to place a strong emphasis on improving gross margins and controlling operating expenses. Overall, gross margins are expected to improve in 1997 due mainly to improved operating efficiencies, and the Company believes that further reductions in SG&A expenses as a percentage of sales can be achieved. For R&D expenses in 1997, the Company plans to continue to invest in new product development, as well as in enhancements to existing products, at approximately the same percentage of sales as in 1996. The Company expects that its effective tax rate in 1997 will be in the range of 36.5% to 37%.

     The Company expects to spend approximately $35 - $40 million for capital additions during 1997. This spending level includes continued major investments in upgrades of machinery and equipment, facilities additions and improvements, and product development related expenditures, including the ongoing development of focused factories in North America and the construction of a regional distribution and assembly facility in the Philippines to support the strong growth opportunities in the Asia Pacific Region.

      The Company believes cash generated from operations and committed and uncommitted credit facilities worldwide at December 31, 1996 will be sufficient to meet its liquidity needs during 1997.

     It is possible that future currency devaluations may occur at some of the Company's non-U.S. locations. The Company continually
evaluates   methods  to  minimize  the  impact  of  devaluations   on
operations and reported operating results.

In Conclusion

     In summary, 1996 was a most impressive year for Goulds Pumps, reflecting vigorous sales growth in Regions outside the U.S., improved gross margins, lower operating expense levels as a percentage of sales and positive free cash flow, which translated into strongly improved profitability. The Company further strengthened its management team during 1996 and expects that the momentum that has been realized during the past two years will carry forward with another strong, record-setting year in 1997.
<F50>
INDEPENDENT AUDITORS' REPORT

To   the  Board  of  Directors  and  Stockholders  of  Goulds  Pumps,
Incorporated:

We have audited the accompanying consolidated balance sheets of Goulds Pumps, Incorporated and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Goulds Pumps, Incorporated and subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.



Deloitte & Touche LLP
Rochester, New York
January 24, 1997
<F50>

                     Goulds Pumps, Incorporated

Consolidated Statements of Earnings
(Dollars in thousands except per share amounts)

For the year ended December 31,            1996          1995           1994

Net sales                              $774,420      $718,763       $585,476

Costs and expenses
Cost of sales                           547,465       514,050        418,386
Selling, general and administrative
  expenses                              153,237       144,603        117,572
Research and development expenses         9,370         8,227         10,564
Restructuring (credit) charges              (83)       18,513          3,463
Provision (credit) for environmental
  litigation                                --           (890)         3,454
Interest expense                         11,171        11,373          6,553
Interest income                          (1,778)       (1,825)        (3,038)
Other expense (income)--net               1,136          (384)        (1,121)

                                        720,518       693,667        555,833

Earnings before income taxes             53,902        25,096         29,643
Income taxes                             19,195         7,024         11,442

Net earnings                          $  34,707       $18,072       $ 18,201

Net  earnings per common share        $    1.63       $   .85       $    .86



See Notes to Consolidated Financial Statements.
<F50>
                     Goulds Pumps, Incorporated

Consolidated Balance Sheets
(Dollars in thousands except per share amounts)

December 31,                                            1996             1995

ASSETS
Current assets:
   Cash  and  cash  equivalents                      $ 5,227         $  6,383
   Receivables--net                                  156,018          143,819
   Inventories--net                                  125,507          131,693
   Deferred tax asset                                  6,867           18,972
   Prepaid expenses and other current assets          16,358           16,598
     Total current assets                            309,977          317,465

Property, plant and equipment--net                   183,457          173,304
Other investments                                      9,218            9,046
Deferred tax asset                                    10,607            8,834
Goodwill--net                                         25,880           29,858
Other assets                                          15,732           15,479

                                                    $554,871         $553,986

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Short-term  borrowings                          $ 51,108         $ 37,904
    Current portion of long-term debt                 14,631           21,716
    Trade payables                                    68,951           71,406
    Compensation and commissions                      26,925           24,265
    Income taxes payable                                 615              839
    Pension                                            5,169            4,515
    Progress payments                                  3,749            8,793
    Warranty reserves                                  5,632            4,555
    Dividends payable                                  4,275            4,257
    Deferred tax liability                                52            1,514
    Restructuring accrual                              2,403            7,701
    Other current liabilities                         19,622           23,071
      Total current liabilities                      203,132          210,536

Long-term debt                                        57,965           73,454
Pension                                               28,258           26,302
Other postretirement benefits obligation              51,220           50,903
Deferred tax liability and other                       3,190            2,477

Stockholders' equity:
  Preferred stock - $20.00 par value:  shares - authorized:
  750,000; issued and outstanding: none                   --               --
  Common stock - $1.00 par value:  shares - authorized:
  90,000,000; issued and outstanding:  1996 - 21,376,093;
  1995 - 21,283,496                                   21,376           21,283
   Additional paid-in capital                         61,351           59,175
   Retained earnings                                 140,388          122,741
   Cumulative translation adjustments and other      (12,009)         (12,885)
     Total stockholders' equity                      211,106          190,314

                                                    $554,871         $553,986

See Notes to Consolidated Financial Statements.
<F50>
                     Goulds Pumps, Incorporated

Consolidated Statements of Cash Flows
(Dollars in thousands)
For the year ended December 31,               1996         1995          1994
Operating activities:
 Net earnings                              $34,707      $18,072       $18,201
 Adjustments to reconcile net earnings
   to net cash provided by operating activities:
   Depreciation                             26,989       26,016        24,925
   Amortization                              2,554        2,100         1,428
   Gain on sale of certain product lines    (1,174)          --            --
   Restructuring (credit) charges              (83)      18,513         3,463
   Earnings from affiliates                     (7)         (23)         (451)
   Dividends received from affiliates           --           --        11,622
  Changes in assets and liabilities, net of effects from
      acquisitions:
      Decrease in deferred tax liability    (2,018)      (1,371)       (1,008)
      Decrease (increase) in deferred
        tax asset                           10,686       (6,339)       (1,852)
      Increase in receivables--net         (11,755)     (22,584)       (6,295)
      Decrease (increase) in inventories
        --net                                7,083       (7,098)       (4,566)
      Increase (decrease) in trade payables
        and  accrued  expenses             (12,478)      16,754        10,808
      Other--net                               150        1,951         4,755
        Net cash provided by operating
          activities                        54,654       45,991        61,030

Investing activities:
  Purchases of property, plant and
    equipment                              (36,434)     (33,468)      (28,080)
  Proceeds from sale of certain
    product lines                            2,723           --            --
  Investment in Vogel                           --           --       (17,800)
  Other--net                                 2,457       (1,975)           99
        Net cash applied to investing
          activities                       (31,254)     (35,443)      (45,781)

Financing activities:
  Proceeds from long-term debt              18,652       25,191        12,446
  Payment on long-term debt                (29,871)     (20,894)       (2,319)
  Increase (decrease) in revolving credit facility
    classified as long-term debt           (11,000)      11,000            --
  Increase (decrease) in short-term
    borrowings                              13,084       (8,063)       (9,776)
  Proceeds from stock options exercised      1,550        1,643           617
  Dividends paid                           (17,042)     (16,984)      (16,937)
        Net cash applied to financing
          activities                       (24,627)      (8,107)      (15,969)

Effect  of  exchange  rate  changes  on  cash
  and  cash  equivalents                        71       (3,432)          941
Increase (decrease) in cash and cash
  equivalents                               (1,156)        (991)          221

Cash and cash equivalents, beginning of year 6,383        7,374         7,153
Cash and cash equivalents, end of year     $ 5,227      $ 6,383       $ 7,374

Supplemental cash flow information:
Interest paid                              $11,259      $10,588       $ 6,479
Income taxes paid                          $11,357      $16,750       $13,956


See Notes to Consolidated Financial Statements.
<F50>
                     Goulds Pumps, Incorporated


Consolidated Statements of Stockholders' Equity
(Dollars in thousands except per share amounts)

                                                        Cumulative
            Number of           Additional             Translation   Total
          Common Shares Common   Paid-in    Retained   Adjustments Stockholders'
           Outstanding  Stock    Capital    Earnings     and Other   Equity

Balance, January 1 1994
         21,153,966   $21,154     $57,044   $120,415     $(11,412)   $187,201

Net earnings     --        --        --      18,201            --      18,201

Dividends declared
                 --        --        --     (16,945)           --     (16,945)
Stock options exercised
             39,088        39       578          --            --         617

Translation adjustments
                 --        --        --          --         1,758       1,758

Change in minimum pension liability
                 --        --        --          --           455         455

Balance, December 31, 1994
         21,193,054    21,193    57,622     121,671        (9,199)    191,287

Net earnings     --        --        --      18,072            --      18,072

Dividends declared
                 --        --        --     (17,002)           --     (17,002)

Stock options exercised
             90,442        90     1,553          --            --       1,643

Translation adjustments
                 --        --        --          --        (3,344)     (3,344)

Change in minimum pension liability
                 --        --        --          --          (342)       (342)

Balance, December 31, 1995
         21,283,496   21,283     59,175     122,741       (12,885)    190,314

Net earnings     --        --        --      34,707            --      34,707

Dividends declared
                 --        --        --     (17,060)           --     (17,060)

Stock options exercised
             82,485        83     1,469          --            --       1,552

Translation adjustments
                 --        --        --          --         1,521       1,521

Change in minimum pension liability
                 --        --        --          --          (398)       (398)

Other        10,112        10       707          --          (247)        470

Balance, December 31,1996
         21,376,093   $21,376   $61,351    $140,388      $(12,009)   $211,106

<F50>
See Notes to Consolidated Financial Statements.
Notes To Consolidated Financial Statements
(Dollars in thousands except per share amounts)


1. Summary of Significant Accounting Policies

Consolidation

    The consolidated financial statements include the accounts of all wholly-owned and majority-owned subsidiaries after elimination of all significant intercompany transactions. Investments in affiliates representing 20% to 50% of the ownership of such companies are accounted for under the equity method. Investments in affiliates representing less than 20% of the ownership of such companies are accounted for under the cost method.

   The majority of the non-U.S. subsidiaries have fiscal year-ends of October 31 or November 30 to facilitate consolidation of the subsidiaries' financial statements.

Foreign Currency

     The Company accounts for its foreign currency denominated transactions and non-U.S. operations in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation." Gains and losses from foreign currency transactions are included in net earnings. For subsidiaries where the local currency is the functional currency, assets and liabilities are translated at current exchange rates. Income and expense items are translated using average exchange rates during the year. Foreign currency translation adjustments are accumulated and reported as a separate component of stockholders' equity.

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

Inventories

    U.S. inventories are stated at the lower of cost or market, with cost generally determined by the last-in, first-out (LIFO) method. Inventories of non-U.S. subsidiaries are stated at the lower of cost or market, with cost being determined by the first-in, first-out
(FIFO) method or the average cost method.

Property, Plant and Equipment

    Property, plant and equipment is stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, ranging from 15 to 50 years for buildings and 3 to 14 years for machinery and equipment.

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

Derivative Financial Instruments

    The Company uses derivative financial instruments for purposes other than trading and does so to reduce its exposure to fluctuations in interest rates, foreign currency exchange rates and the cost of raw materials. Gains and losses on hedges of existing assets or liabilities are included in the carrying amounts of those assets or liabilities and are ultimately recognized in income. Gains and losses related to qualifying hedges of firm commitments or anticipated transactions are deferred and are recognized in income or as adjustments of carrying amounts when the hedged transaction occurs.

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

     The aggregate undistributed earnings of certain non-U.S. subsidiaries which, under existing law, will not be subject to U.S. tax until distributed as dividends were $37,562 on December 31, 1996. Since the earnings have been or are intended to be indefinitely reinvested in non-U.S. operations, no provision has been made for any U.S. taxes that may be applicable thereto. Any taxes paid to non-U.S. governments on those earnings may be used, in whole or in part, as credits against U.S. tax on any dividends distributed from such earnings.

Net Earnings and Dividends Per Common Share

   Net earnings per share of common stock are based upon the weighted average number of shares of common stock outstanding during the year (21,313,000 in 1996, 21,240,000 in 1995, and 21,175,000 in 1994). No
effect has been given to options and awards outstanding under the Company's Stock Option and Award Plans since no material dilutive effect would result from the exercise of these items. Dividends declared for each year ended December 31, 1996, 1995 and 1994 were $.80 per common share.

Use of Estimates in the Preparation of Financial Statements

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the related revenues and expenses during the reporting period. Actual amounts could differ from those estimated.
<F50>
2.  Receivables--net

     December 31,                                      1996      1995

     Receivables                                   $159,051  $146,826
     Less allowance for doubtful accounts             3,033     3,007

                                                   $156,018  $143,819

3.  Inventories--net


     December 31,                                      1996      1995

     Raw materials                                 $ 43,358  $ 38,962
     Work in process                                 53,143    58,097
     Finished goods                                  61,072    66,613


     Inventories valued at FIFO/average cost        157,573   163,672
     Less LIFO allowance                             32,066    31,979

                                                   $125,507  $131,693

   Inventories of non-U.S. subsidiaries, valued at FIFO or average cost, were $76,688 and $82,715 at December 31, 1996 and 1995, respectively.

4. Property, Plant and Equipment--net

    December  31,                                      1996      1995

    Land                                          $  10,608  $ 10,077
    Buildings                                        60,311    59,366
    Machinery  and equipment                        379,538   357,043
     Construction-in-progress                        20,803    12,466

                                                    471,260   438,952
    Less  accumulated depreciation                  287,803   265,648

                                                   $183,457  $173,304

<F50>
5.   Other Investments

       December 31,                                    1996     1995

      Insurance certificates
        Variable, $2,588 due 1998, $1,961 due 2003,
         $1,968 due 2008                             $6,517   $6,250

      Austrian bank certificates
        7.26% weighted average at December 31, 1996,
         due  1997 - 2003                             1,801    1,939

      Italian government VAT bond
         9.50% stated rate, due 1999                    900      857

                                                     $9,218   $9,046


      The Company has the ability and intent to hold all of its other investments until maturity. All of the investments are classified as held to maturity and are stated at amortized cost.


6. Goodwill--net


     December   31,                                    1996     1995

     Goodwill                                       $29,042  $31,797
     Less accumulated amortization                    3,162    1,939

                                                    $25,880  $29,858
<F50>
7. Debt and Credit Agreements


   December    31,                                     1996      1995

   Non-U.S. unsecured short-term loans
       6.45% weighted average
        at December 31, 1996, due 1997             $ 39,608  $ 35,481

   Unsecured committed lines of credit borrowings        --     2,423

   Unsecured uncommitted lines of credit borrowings
       6.63% weighted average
         at  December  31,  1996,  due  1997         11,500        --

   Non-U.S. long-term notes payable
       7.13% weighted average
         at  December  31,  1996,  due  1997-2014    35,993    36,837

   Industrial development revenue bonds
       4.74% weighted average at
         December  31,  1996,  due  1997-2009         3,171     3,280

   Revolving credit agreement borrowings
         Agreement   expires   1999                      --    11,000

   Unsecured committed credit facilities borrowings
       5.40% weighted average at
         December  31,  1996,  due  1997-1998        11,916    17,817

   Term loan
         7.18%,   due   1997-2000                    16,000    20,000

   Capital leases
       7.42% weighted average at
         December  31,  1996,  due  1997-2012         5,516     6,236

                                                    123,704   133,074
   Less  payments  due  within  one  year            65,739    59,620

                                                   $ 57,965  $ 73,454

    At December 31, 1996, the Company had a $55,000 unused revolving committed line of credit that permits borrowings under several interest rate options which are reflective of current market rates of interest. Non-U.S. subsidiaries have unused short-term credit lines available at prevailing interest rates in the amount of $54,576. The weighted average interest rates on short-term borrowings at December 31, 1996 and 1995 were 6.49% and 8.76%, respectively.

    The Company's non-U.S. subsidiaries had $17,499 in borrowings for which property, plant and equipment with a net book value of $23,841 and other investments carried at $6,605 were pledged as collateral. The Company's industrial development revenue bonds are collateralized by property, plant and equipment with a net book value of $17,974.

    The Company's borrowing agreements impose certain financial restrictions on the Company relative to leverage, interest coverage, working capital and tangible net worth. The Company was in compliance with these restrictions at December 31, 1996.

     Debt maturities, excluding maturities of capital lease obligations, during the next five years are $65,132 in 1997, $14,705 in 1998, $8,399 in 1999, $6,270 in 2000, and $1,745 in 2001. See
Note 13 for future minimum payments on capital lease obligations.
<F50>
8.  Employee Benefit Plans

    Pension Plans

     The Company has several defined benefit pension plans covering substantially all U.S. employees. Plans covering salaried exempt employees provide pension benefits based upon final average salary and years of service. Benefits to other covered employees are based on a fixed amount for each year of service. The Company's funding policy is to contribute annually an amount that falls within the range determined to be deductible for federal income tax purposes. Plan assets consist primarily of listed stocks and bonds.

    Net pension cost includes the following components:

    For the year ended December 31,            1996      1995      1994

    Service cost - benefits earned during
       the  year                           $  4,142 $   3,000   $ 3,855
    Interest cost on projected
       benefit  obligation                    8,092     7,589     7,194
     Actual return  on plan assets          (13,000)  (18,567)    1,825
     Net amortization  and deferral           4,084     9,763    (9,854)

     Net pension cost                      $  3,318 $   1,785   $ 3,020

    The following table sets forth the plans' funded status and the amounts recognized in the Company's Consolidated Balance Sheets:

                                         Plans where         Plans where
                                       assets exceed         accumulated
                                         accumulated            benefits
                                            benefits       exceed assets
       December    31,                1996      1995     1996       1995

    Actuarial present value of
      benefit obligations:

      Vested benefit obligation    $56,428   $51,439  $46,572    $45,966

      Accumulated benefit
        obligation                 $57,456   $52,035  $50,735    $47,115

      Projected benefit obligation $70,560   $63,609  $50,794    $47,457

      Plan assets at fair value     70,245    60,127   41,242     39,302

    Projected benefit obligation in excess
       of plan assets                  315     3,482    9,552      8,155
    Unrecognized net gain (loss)       769     2,808    1,301     (2,227)
    Unrecognized prior service cost   (724)     (589)  (7,502)    (7,399)
    Unrecognized net asset (liability)
                                     4,618       729   (2,898)     1,735
   Adjustment required to recognize
      minimum liability                 --        --    9,040      7,549

   Accrued pension liabilities     $ 4,978  $  6,430  $ 9,493    $ 7,813

    In determining the actuarial present value of the projected benefit obligation, the weighted average discount rate was 7.50% and 7.46% as of December 31, 1996 and 1995, respectively; the rate of increase in future compensation levels was 4.5% as of December 31, 1996 and 1995; and the expected long-term rate of return on assets was 9.5% for each year.
<F50>
    As required by SFAS No. 87, "Employers' Accounting for Pensions," for plans as to which the accumulated benefit obligation exceeds the fair value of plan assets, the Company has recognized in the accompanying Consolidated Balance Sheets the minimum liability of the unfunded accumulated benefit obligation as a long-term liability with an offsetting intangible asset and equity adjustment, net of tax effect.

    The Company's Italian subsidiary is required by Italian law to provide a lump sum severance payment to personnel upon termination of employment. The amounts are subject to annual revaluation on the basis of indices. The provision for employee severance amounted to $2,097 in 1996, $2,174 in 1995, and $1,898 in 1994, and the related accrued liability at December 31, 1996 and 1995 was $12,181 and $10,406, respectively.

    The Company's Austrian subsidiary is required by Austrian law to provide certain actuarially determined benefits to personnel upon termination of employment. The expense provision was $949 in 1996 and $493 in 1995 and indemnities paid were $940 in 1996 and $615 in 1995. The accrued liability for these benefits at December 31, 1996 and 1995 was $3,905 and $4,187, respectively.

   Postretirement Benefits Other Than Pensions

    In addition to providing pension benefits, the Company's U.S. subsidiaries provide certain medical and life insurance benefits for eligible retired employees. The benefit amount is determined based on the age and/or length of service of the employee at retirement. The plan is currently unfunded, and the Company has the right to modify or terminate the plan in the future.

   Net postretirement benefit cost includes the following components:

   For the year ended December 31,          1996     1995      1994

   Service  cost - benefits earned during
     the year                           $  1,017   $  767    $1,335
   Interest cost on accumulated postretirement
     benefit obligation                    2,593    2,369     3,819
   Amortization of prior service cost and
     actuarial gain                       (1,316)  (2,105)     (645)

   Net postretirement benefit cost      $  2,294   $1,031    $4,509
<F50>
    The accrued postretirement benefit obligation, included in the accompanying Consolidated Balance Sheets, is comprised of the following:

      December    31,                                1996      1995

   Accumulated postretirement benefit obligation
     attributable to:
     Retirees                                     $18,043   $18,698
     Active, eligible employees                     4,846     5,205
     Active, non-eligible employees                11,260    11,907
     Total accumulated postretirement benefit
       obligation                                  34,149    35,810
     Unrecognized net gain                          9,714    10,565
     Unrecognized prior service gain                9,599     6,677
     Accrued postretirement benefit obligation    $53,462   $53,052

   In determining the accrued postretirement benefit obligation as of December 31, 1996 and 1995, weighted average discount rates of 7.50% and 7.46% and medical care cost trend rates for under-65 premiums of 9.0% and 10.0%, respectively, and medical care cost trend rates for over-65 premiums of 5.0% were used. The under-65 medical care cost trend rates used in the actuarial computations as of December 31, 1996 and 1995 were gradually reduced to 4.5% by 2001. As of December 31, 1996 and 1995, the over-65 medical care cost trend rate used in the actuarial computations was assumed to remain level until the year 2001, when it would decrease to 4.5% and remain at that level thereafter. The effect of a one percentage point increase in the assumed medical care cost trend rate would have increased the 1996 and 1995 service and interest components of the net postretirement benefit cost by $523 and $364, respectively, and the accrued postretirement benefit obligation at December 31, 1996 and 1995 by $3,379 and $3,581, respectively.

    In 1996, the Company introduced a managed care option under its retiree medical plan which decreased the prior service cost base by $3,564 as of December 31, 1996.

9. Income Taxes

   The components of the provision for income taxes are as follows:

     For the year ended December 31,          1996     1995      1994
   Current:
           U.S. federal                   $  8,999  $10,060   $11,199
           U.S. state                        1,156    1,541     2,225
            Non-U.S.                         3,949    4,254     3,658
            Total                           14,104   15,855    17,082
   Deferred:
           U.S. federal                      7,585   (8,458)   (4,700)
           U.S. state                           58      167      (488)
           Non-U.S.                         (2,552)    (540)     (452)
            Total                            5,091   (8,831)   (5,640)

    Provision for income taxes             $19,195  $ 7,024   $11,442
<F50>
    Reconciliations of the U.S. federal statutory tax rate with the effective tax rates reported for earnings before income taxes were as follows:

     For the year ended December 31,         1996     1995      1994

     U.S. federal  statutory  rate          35.0%    35.0%     35.0%
     U.S. state   taxes--net                 2.1      4.3       3.8
     Non-U.S. taxes in excess of U.S. federal statutory
       rate, net of U.S. credits              0.9      7.4       4.5
     U.S.  benefits  of  foreign  sales
       corporation                           (1.7)    (3.1)     (2.3)
     Non-U.S. tax  restructuring
       and recapitalization                    --     (6.3)       --
     Excess  tax  basis  on  restructuring
       charges                                 --     (6.1)       --
       Other--net                            (0.7)    (3.2)     (2.4)

     Effective   tax   rate                  35.6%    28.0%     38.6%

    The net deferred tax asset components are as follows:

    December    31,                                    1996      1995
    Deferred tax assets:
        Postretirement benefits other than pensions $18,641   $18,530
        Other nondeductible liabilities and reserves  3,948     3,500
        Tax credit carryforwards                      3,673     2,587
        Deferrals under non-U.S.jurisdictions         1,306     5,416
        Deferrals under U.S. state jurisdictions--net 1,250     1,826
        Workers' compensation and other claims        1,881     2,206
        Accrued vacation pay                          1,016       965
        Pension benefits                                912     2,341
        Restructuring reserves                          245     8,440
        Miscellaneous                                 1,019     1,152
        Gross deferred tax assets                    33,891    46,963

    Valuation  allowance  for  deferred  tax  assets (1,992)   (4,786)

    Deferred tax liabilities:
        Property, plant and equipment               (11,162)  (10,809)
        Deferrals under non-U.S. jurisdictions       (2,050)   (4,091)
        Inventories                                  (1,299)   (1,000)
        Other assets and miscellaneous               (1,964)   (2,462)
        Gross deferred tax liabilities              (16,475)  (18,362)

        Net deferred tax asset                      $15,424   $23,815

  Earnings before income taxes resulting from non-U.S. operations for 1996, 1995 and 1994 were $8,709, $5,860 and $1,315, respectively.

   The Company and its U.S. subsidiaries file a consolidated U.S. federal income tax return. Such returns have been audited and settled through the year 1991.

  The valuation allowance for deferred tax assets decreased by $2,794 in 1996 and increased by $1,831 in 1995.

   At December 31, 1996, the Company had non-U.S. tax credit carryforwards of $3,673 that will expire at the end of the following years if not otherwise used: $354 - 1997, $1,581 - 1998, $684 - 2000 and $1,054 - 2001.

10.    Stock Option and Award Plans

    The Company has four active stock option and award plans. Under the plans the exercise price for shares of the Company's common stock related to stock options may not be less than 100% of the fair market value on the date of grant; stock option grants to employees vest over four years; all stock option grants have a contractual life of ten years; and grants of restricted stock vest as determined by the agreement between the employee and the Company, with a minimum vesting period of three years.
<F50>
    The Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," effective January 1, 1996. As permitted by that standard, the Company has elected to continue to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for employee stock-based compensation. Employee stock-based compensation expense related to restricted stock and performance-based stock awards recognized for the year ended December 31, 1996 was $749, with no expense recognized during 1995 and 1994.

    The 1994 Incentive Plan to Increase Stockholder Value (1994 Plan) permits up to 1,000,000 shares of common stock to be issued for stock options, stock appreciation rights, restricted stock awards, and performance-based restricted stock awards to officers and other key employees of the Company until May 2004. At December 31, 1996, 352,693 shares were reserved for future grants, and 610,500 shares were subject to outstanding stock options, of which options for 60,925 shares were exercisable.

    In 1995, the Board of Directors authorized performance-based restricted stock awards to be made to key executives subject to the achievement of pre-established levels of Company earnings per common share over a three-year period, under the 1994 Plan. The value of the awards will vary based on the degree to which earnings per common share goals are attained over the three-year cycle. During the performance period, dividends on the performance-based stock awards are accrued currently as performance-based stock awards. During 1996, the Company granted 1,282 shares of performance-based restricted stock awards with a weighted-average fair value of $23.88 per share. Performance-based restricted stock awards for 24,132 shares were outstanding at December 31, 1996, none of which had vested, including 933 shares accrued as dividends.

   During 1996, the Company granted 12,200 shares of restricted stock awards with a weighted-average fair value of $24.56 per share, under the 1994 Plan. Restricted stock awards for 12,200 shares were outstanding at December 31, 1996, none of which had vested.

    The 1994 Incentive Plan for Non-Employee Directors permits up to 175,000 shares of common stock to be issued for stock options which may be granted until May 2004, or the day after the 2004 Annual Meeting, to Directors of the Company who are not employees of the Company or any affiliate. This Plan replaces the portion of the 1988 Stock Incentive Plan that related to non-employee Directors. Each non-employee Director receives an annual Nonstatutory Option of 1,500 shares that vests one year after the date of grant. At December 31, 1996, 142,000 shares were reserved for future grants, and 33,000 shares were subject to stock options outstanding, of which options for 22,500 shares were exercisable.

    The 1988 Stock Incentive Plan permits up to 1,500,000 shares of common stock to be issued for stock options and stock awards to key employees during the period ending in May 1998. At December 31, 1996, 321,916 shares were reserved for future grants, and 981,263 shares were subject to stock options outstanding, of which options for 670,301 shares were exercisable.

    The 1981 Incentive Stock Option Plan permitted up to 1,000,000 shares of common stock to be issued for stock options to key employees during the period ended April 1992. At December 31, 1996, no shares were available for future grants, and 93,957 shares were subject to stock options outstanding, all of which were exercisable.
<F50>
   The following table summarizes stock option activity for the three years ended December 31, 1996:

                                               Shares
                                              Subject to  Weighted-Average
                                               Options     Exercise Price

     Outstanding at January 1, 1994            929,969         $21.73

       Granted                                 339,165         $22.70
       Exercised                               (42,681)        $16.64
       Forfeited                               (33,272)        $20.93

     Outstanding at December 31, 1994        1,193,181         $22.21

       Granted                                 526,900         $21.96
       Exercised                              (101,187)        $18.80
       Forfeited                               (93,584)        $23.19

     Outstanding at December 31, 1995        1,525,310         $22.29

       Granted                                 405,400         $25.14
       Exercised                               (82,485)        $18.79
       Forfeited                              (129,505)        $23.22

     Outstanding at December 31, 1996        1,718,720         $23.06

     Exercisable at December 31, 1994          541,462         $21.09

     Exercisable at December 31, 1995          660,847         $21.97

     Exercisable at December 31, 1996          847,683         $22.58


    The following table summarizes information about stock options outstanding at December 31, 1996:

                            Options Outstanding       Options Exercisable
                                       Weighted-
                                        Average                 Weighted-
Range  of         Shares      Average   Remaining    Shares      Average
Exercise         Subject to   Exercise  Life of     Subject to   Exercise
Prices            Options      Price    Contract     Options     Price

$15.50 to $23.00   785,407     $21.13      7.0        367,619    $20.43
$23.25 to $25.25    33,313     $24.69      7.3        480,064    $24.23

$15.50 to $25.25 1,718,720     $23.06      7.2        847,683    $22.58

    The weighted-average fair value of stock options granted for the years ended December 31, 1996 and 1995 were $6.63 and $5.88 per share, respectively.

    Pro forma information regarding net earnings and earnings per common share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options and awards under the fair value method of that standard. The Company's pro forma net earnings and net earnings per common share for the years ended December 31, 1996 and 1995, were $33,887 and $17,370, and $1.59 and $.82 per share, respectively. The fair value of those stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the years ended December 31, 1996 and 1995: risk-free interest rates of 6.8% and 6.7%, respectively; dividend yields of 3.2% and 3.6%, respectively; volatility factors of the expected market price of the Company's common stock of .25 and .28, respectively; and for each year a weighted-average expected life of six years. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.
<F50>
11.    Financial Instruments and Derivative Financial Instruments

     Concentrations of Credit Risk. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments, trade receivables and other investments. The Company places its temporary cash investments and other investments with creditworthy financial institutions and limits the amount of credit exposure to any one financial institution. The Company actively evaluates the creditworthiness of the financial institutions with which it invests. Concentrations of credit risk with respect to trade receivables are limited due to a large, diversified customer base. Letters of credit are the principal security obtained to support lines of credit or negotiated contracts when the financial strength of a customer is not considered sufficient. At December 31, 1996 and 1995, the Company had no significant concentrations of credit risks.

   Letters of Credit. At December 31, 1996 and 1995, the Company had performance letters of credit outstanding totaling $7,980 and $9,754, respectively, which primarily guarantee various trade activities. The contract amount of the letters of credit is fixed over the life of the commitment and is the amount at which settlement of the obligation would occur with the counterparty. The Company recognizes losses on these commitments as incurred. No material losses on these commitments have been incurred, nor are any anticipated.

   Derivative Financial Instruments and Risk Management. The Company operates internationally, giving rise to exposure to market risks from changes in interest rates, foreign exchange rates, and the cost of non-ferrous metals used in the production of its products. Derivative financial instruments are used by the Company to reduce those risks. The Company does not hold or issue financial or derivative financial instruments for trading or speculative purposes.

    Notional Amounts and Credit Exposures of Derivative Financial Instruments. The notional amounts of derivatives do not represent amounts exchanged by the parties and, thus, are not a measure of the exposure of the Company through its use of derivatives. The amounts exchanged during the term of the derivatives are calculated on the basis of the notional amounts and the other contractual conditions of the derivatives, which relate to interest rates, indices, and foreign currency exchange rates.

    The Company actively evaluates the creditworthiness of the financial institutions which are counterparties to derivative financial instruments, and it does not expect any counterparties to fail to meet their obligations. The credit exposure of interest rate, foreign exchange and commodity contracts is represented by the fair value of contracts with a favorable fair value at December 31, 1996 and 1995.

    Interest Rate Risk Management. All of the Company's one-year interest rate derivatives have been designated by management as hedges of the Company's variable rate borrowings. The amounts receivable and payable are recorded as a current liability, with realized gains or losses recognized as adjustments to interest expense.

    The Company utilizes interest rate swaps to reduce the impact on interest expense of fluctuating interest rates on its variable rate debt. Under the Company's interest rate swap agreement, the Company agreed with the counterparty to exchange, at quarterly intervals, the difference between the Company's fixed pay rate and the counterparty's variable pay rate of three-month LIBOR. At December 31, 1996 and 1995, the Company was a fixed rate payor of 6.060% and 5.325% and received a variable rate of 5.594% and 5.668% on notional amounts of $20,000 and $15,000, respectively. The fair values at December 31, 1996 and 1995, as estimated by a dealer, were unfavorable $73 and $9, respectively.
<F50>
    At December 31, 1996 and 1995, the Company held zero-cost collars with notional amounts of $10,371 and $19,416, with weighted-average ceiling rates of 4.83% and 5.63%, and with weighted-average floor rates of 3.73% and 4.33%, respectively. The fair values at December 31, 1996 and 1995, as estimated by dealers, were unfavorable $4 and $9, respectively.

   Commodity Price Risk Management. All of the Company's commodity derivatives have been designated by management as hedges of the
Company's anticipated purchases of non-ferrous metals used in the production of its products. The amounts receivable and payable are recorded as a current liability, with realized gains or losses recognized as adjustments to cost of sales when the commodities are consumed. At December 31, 1996, the Company held zero-cost collars for non-ferrous metals with notional amounts of $8,920, with a weighted-average ceiling of $2,901 (in whole dollars) per metric ton, and with a weighted-average floor of $2,557 (in whole dollars) per metric ton. These derivatives extend through 1998. The fair value at December 31, 1996, as estimated by dealers, was unfavorable $931. At December 31, 1995, the Company did not have any commodity derivatives.

    Foreign Exchange Risk Management. The Company enters into foreign exchange forward contracts and option contracts to hedge anticipated and firmly committed foreign currency transactions. The Company does not hedge foreign currency translation or foreign currency net assets or liabilities. The terms of the derivatives are one year or less.

    The Company held foreign forward exchange contracts for notional amounts as follows:

    December 31,                               1996                  1995
                                           Buy       Sell        Buy      Sell

    Italian lire                       $12,688    $   110    $  9,758  $   130
    Canadian  dollars                        --      9,122        225   17,581
    United  States dollars                   --         --      3,929       --
    Australian dollars                      --       2,552         --    1,440
    Austrian schillings                     --       1,371         36       --
    Other                                   182         --        395       --

                                       $12,870     $13,155    $14,343  $19,151

    Fair  value                         $13,158    $13,234    $14,699  $19,298


    At December 31, 1996, the Company had 10 option contracts to purchase Canadian dollars, with a total notional amount of $10,001. The Company also had 10 option contracts to sell Canadian dollars, with a total notional amount of $10,001. Each of the contracts to purchase currency matures on the same date as a sell contract at the same notional amount. These contracts had a net fair value of $63 unfavorable. At December 31, 1996 and 1995, the fair values of the foreign exchange forward contracts and option contracts were estimated by dealers.

     Fair Value of Financial Instruments. Short-term financial instruments are valued at their carrying amounts included in the Consolidated Balance Sheets, which are reasonable estimates of fair value due to the relatively short period to maturity of the instruments. This approach applies to cash and cash equivalents, receivables, short-term borrowings and certain other current liabilities.

     The fair value of other investments and long-term debt approximates their carrying value at December 31, 1996 and 1995. Those fair values were estimated by discounting cash flows using rates currently available for financial instruments with similar terms and remaining maturities.
<F50>
12.  Unusual Charges

    Restructuring Charges. In October 1996, the Company recorded a restructuring charge of $1,509 as a result of the decision to consolidate European facilities. The consolidation is projected to generate annual savings of approximately $1,500. The charge includes $1,288 for severance costs associated with the consolidation, and $221 of other exit costs. At December 31, 1996, the reserve was $1,478.

    In December 1995, the Company implemented a restructuring plan to wind down its Venezuelan manufacturing activities, which impacted the Company's investment in this subsidiary, and to transfer its ownership interest in Environamics Corporation to that company's management. As a result, a restructuring charge of $19,698 was recorded in the Company's consolidated financial statements in December 1995. The Environamics portion of the restructuring was $13,658 for exit costs (including the write-off of previous investments), and at December 31, 1996 and 1995, the remaining reserve was $700 and $5,091, respectively. During the fourth quarter of 1996, the Company reversed $1,023 as a result of lower exit costs than anticipated. The Environamics restructuring plan is expected to be substantially completed by the end of 1997. The Venezuelan portion of the restructuring plan was $6,040, which included the termination of approximately 50 employees, and provided severance benefits of $1,365 and other exit costs of $4,675. During the fourth quarter of 1996, the Company reversed $569 due to generally lower costs than originally estimated. At December 31, 1996 and 1995, the reserve for the Venezuelan restructuring was $225 and $1,865, respectively, with $225 related to severance benefits, and with $1,365 for severance benefits and $500 for other exit costs, respectively. The Venezuelan restructuring plan is expected to be completed during 1997.

    In December 1994, the Company recorded a restructuring charge of $3,463 and a related liability for such costs. The restructuring plan included the downsizing of the Company's California, Netherlands and Mexico based operations and the consolidation of sales offices, PRO Service Center, and other Company facilities. As a result, the related cost to exit owned and leased facilities was $1,036 and the related termination benefits for 126 employees was $2,427. During the fourth quarter of 1995, the Company reversed $1,185 for excess severance benefits reserves since fewer employees were terminated in the United States than originally announced, and non-U.S. termination benefits were less than originally estimated. During 1996, the reserve was completely used. At December 31, 1995, the reserve was $745, with $411 for remaining severance benefits and $334 for remaining other exit costs.

    Provision for Environmental Litigation. A charge of $3,454 was recorded in 1994 for legal and other fees related to the Company's vigorous defense of lawsuits commenced in California and Washington in that year alleging unlawful discharge of lead into drinking water sources, and a class action complaint principally alleging violations of federal securities laws. In 1995, after all such litigation was resolved, the Company reversed into income the remaining accrual of $890.

13.  Commitments and Contingencies

    In 1991, the Company recorded a $2,000 provision for estimated environmental costs. This charge reflects anticipated costs to monitor and remediate an inactive Company landfill site in Seneca Falls, New York. At December 31, 1996 and 1995, the remaining reserve, classified as a current liability, was $732 and $1,667, respectively. No third party recoveries have been included in the determination of this reserve, nor are any expected. The remediation is expected to be completed in 1997, and the Company does not currently expect any additional material costs in future years associated with this site beyond the amount accrued.
<F50>
    The Company has various noncancellable lease agreements for sales offices, warehouses, computers, and other equipment. Total rental expense for the years ended December 31, 1996, 1995 and 1994 was $8,005, $6,225 and $5,088, respectively. Future minimum payments, by year and in the aggregate, under noncancellable capital leases and operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 1996:

                                  Capital             Operating
                                   Leases                Leases
     1997                          $  982                $4,844
     1998                             819                 3,893
     1999                             733                 2,249
     2000                             733                   744
     2001                             673                   350
     Future years                   4,116                   554
     Total minimum lease payments   8,056
     Amounts representing interest  2,540
     Present value of net minimum
       payments                     5,516
     Current portion                  607
     Long-term portion             $4,909
<F50>
14.  Major Market Segment Information

      The Company operates in two major market segments, Industrial Products and Water Technologies. The Industrial Products segment produces and sells pumps used in various industries including pulp and paper, chemical processing, petrochemical, food and beverage, oil, mining and electric utility, and provides parts and repair services for various types of pumps and other rotating equipment. The Water Technologies segment produces and sells pumps for residential, farm, irrigation and commercial/light industrial use. Intersegment sales are not material.


                                1996             1995(2)          1994
 Industry Segments
 Net sales:
   Industrial Products     $399,507          $377,399         $323,254
   Water Technologies       374,913           341,364          262,222
     Total net sales       $774,420          $718,763         $585,476

 Operating earnings:
    Industrial Products    $ 40,648(1)      $  9,258(3)      $ 18,224(4)
    Water Technologies       31,284(1)        31,195(3)        20,896(4)
      Total operating
        earnings             71,932           40,453           39,120
 General corporate expenses   7,501            6,193            7,083
 Interest expense--net        9,393            9,548            3,515
 Other expense (income)--net  1,136             (384)          (1,121)
 Earnings before income
   taxes                   $ 53,902         $ 25,096         $ 29,643

 Identifiable assets:
   Industrial Products     $245,699         $243,186         $205,079
   Water Technologies       287,874          278,241          214,356
   Investments in
     affiliates                 --             1,207            1,178
   Investment in Vogel          --                --           17,800
   General corporate assets 21,298            31,352           18,828
     Total assets         $554,871          $553,986         $457,241

 Geographic Segments
 Net sales:
   United States          $483,433          $466,234         $428,002
   Europe                  205,538           183,336           99,613
   Other                    85,449            69,193           57,861
     Total net sales      $774,420          $718,763         $585,476

 Operating earnings:
   United  States        $ 58,207(1)        $ 36,383(3)      $ 36,181(4)
   Europe                   9,466(1)           9,616(3)         5,390(4)
   Other                    4,259(1)          (5,546)(3)       (2,451)(4)
     Total operating
       earnings            71,932             40,453           39,120
 General corporate expenses 7,501              6,193            7,083
 Interest expense--net      9,393              9,548            3,515
 Other expense(income)--net 1,136               (384)          (1,121)
 Earnings before income
  taxes                  $ 53,902           $ 25,096         $ 29,643

 Identifiable assets:
   United States         $257,096           $252,905         $243,220
   Europe                 227,674            233,821          137,540
   Other                   48,803             34,701           38,675
   Investments in
     affiliates                --              1,207            1,178
   Investment in Vogel         --                 --           17,800
   General corporate
     assets                21,298             31,352           18,828
     Total assets        $554,871           $553,986         $457,241

  Other information:

                              Purchases of property,
 Depreciation expense           plant and equipment     Export net sales
1996     1995(2)     1994    1996   1995(2)    1994   1996    1995(2)    1994

Industrial  Products
$14,879 $14,142   $14,901  $17,444 $17,416  $11,893 $74,06(2) $52,137 $45,328

Water Technologies
 11,862  11,605     9,698   18,633  15,463   15,456  15,787    16,923  12,851

Corporate
    248     269       326      357     589      731     --        --       --

$26,989 $26,016   $24,925  $36,434 $33,468  $28,080 $89,849(5) $69,060 $58,179

   1 Industry segment operating earnings include the impact of the restructuring (credit) charge
     (IP - ($1,592); WT - $1,509). On a geographical basis, IP's restructuring reversal impacted the United States by ($1,023) and Other by ($569), whereas WT's charge is included in Europe.

   2 Prior to 1995, the Company's IJmuiden, Netherlands operations were part of Industrial Products.
     In 1995, these operations became part of Water Technologies.

   3 Includes  the  impact of the restructuring charge (credit)  (IP  -
     $19,217; WT - ($704)) and the reversal of a provision for environmental litigation (WT - ($890)). On a geographical basis, the IP restructuring charge impacted the United States by $13,192 and Other by $6,025. WT's reversal for restructuring specifically relates to the Company's IJmuiden, Netherlands operations. The reversal of the environmental litigation provision impacted only the United States.

  4 Includes the impact of the restructuring charge (IP - $3,332; WT - $127) and provision for environmental litigation (WT - $3,454). On a geographical basis, the restructuring charge impacted the United States by $1,619, Europe by $1,378 and Other by $462. The entire provision for environmental litigation impacted the United States.

  5 Comprised of net sales from the United States to external customers in Europe, the Middle East and Africa of $24,019, Latin America of $30,536 and Asia Pacific of $35,294.
<F50>
 15.  Quarterly Financial Data
      (Unaudited)

 For  the quarter ended       3/31/96      6/30/96      9/30/96     12/31/96

 Net  sales                  $183,581     $197,576     $205,512     $187,751

 Gross  profit                 53,427       59,367       61,929       52,232

 Net  earnings                  7,237        9,798       10,649        7,023

 Net  earnings per common share   .34          .46          .50          .33

 Dividends per common share       .20          .20          .20          .20

 Market value per common share:
         -  High                25.13        25.88        25.88        25.00
         -  Low                 20.88        20.00        21.13        20.38


 For  the quarter ended       3/31/95      6/30/95     9/30/95      12/31/95

 Net  sales                  $160,052     $180,693     $191,474     $186,544

 Gross  profit                 45,491       51,822       55,536       51,864

 Net  earnings (loss)           5,434        8,274        8,924       (4,560)

 Net earnings (loss) per
   common  share                  .26          .39          .42         (.21)

 Dividends per common share       .20          .20          .20          .20

 Market value per common share:
         -  High                24.25        25.50        23.63        26.00
         -  Low                 19.63        20.38        21.00        22.63

<F50>
In an effort to give investors a well-rounded view of the Company's current condition and future opportunities, this Annual Report includes statements by the Company's management about future performance and results. Because they are forward-looking, such statements involve uncertainties. They include risks of increases in manufacturing costs; market acceptance of or preference for the Company's products; competitive forces; the impact of, and changes in, government regulations, such as trade restrictions or prohibitions, import and other charges or taxes; changes in global demand for pumps and pump-related products; availability of the Company's products; cyclicality of industries to which the Company markets certain of its products; general economic factors in markets where the Company's products are sold, manufactured or marketed; technological factors; and other factors discussed in the Company's filings with the Securities and Exchange Commission.

<F50>
                           EXHIBIT 21

Subsidiaries of Goulds Pumps, Incorporated listed below are included in the consolidated financial statements.

                                          Ownership       State or Country
                                       Percentage as of     Incorporated
Subsidiary                             December 31, 1996    or Organized
AVIS Werbung Gmbh...........................  100              Austria
Bombas Goulds de Mexico, S. de R.L. de C.V..  100              Mexico
Bombas Goulds de Venezuela, S.R.L...........  100              Venezuela
Goulds Pumps (Asia), Ltd....................  100              Hong Kong
Goulds Pumps Australia Ltd. Pty.............  100              Australia
Goulds Pumps (Barbados) Ltd.................  100              Barbados
Goulds Pumps Canada, Inc....................  100              Canada
Goulds Pumps Delaware, Inc..................  100              Delaware
Goulds Pumps Deutschland Gmbh...............   90              Germany
Goulds Pumps Europe B.V.....................  100              Netherlands
Goulds Pumps Financial Services.............  100              Ireland
Goulds Pumps Investments, Inc...............  100              Canada
Goulds Pumps (IPG), Inc.....................  100              Delaware
Goulds Pumps Korea Co. Ltd..................  100              South Korea
Goulds Pumps Ltd............................  100              United Kingdom
Goulds Pumps Nederlands B.V.................  100              Netherlands
Goulds Pumps (N.Y.), Inc....................  100              New York
Goulds Pumps (PA), Inc......................  100              Delaware
Goulds Pumps (Phil.), Inc...................  100              Philippines
Goulds Pumps Polska.........................  100              Poland
Goulds Pumps (Portugal) comercio de bombas,
  Lda.......................................   75              Portugal
Goulds Pumps (Singapore) PTE, Ltd...........  100              Singapore
Goulds Pumps (Taiwan) Co. Ltd...............  100              Taiwan
Goulds Pumps Trading Corp...................  100              Delaware
Goulds Pumps World Sales (V.I.) Ltd.........  100              U.S. Virgin
                                                                Islands
Lowara Belgium, NV..........................  100              Belgium
Lowara Danmark A/S..........................   80              Denmark
Lowara France S.A...........................  100              France
Lowara Ireland Ltd..........................  100              Ireland
Lowara Nederlands B.V.......................  100              Netherlands
Lowara S.p.A................................  100              Italy
Nanjing Goulds Pumps Limited Co.............   62              China
Ochsner Pumpen GmbH.........................  100              Germany
Pumpenfabrik Ernst Vogel Gmbh...............  100              Austria
Quality Industrial Technology Co., Ltd......  100              Thailand

The names of particular subsidiaries have been omitted in accordance with SEC Reg. S-K 601(21)(ii) because they do not, in the aggregate, constitute a "significant subsidiary" of the Company.

<F50>

                           EXHIBIT 23




INDEPENDENT AUDITORS' CONSENT




Goulds Pumps, Incorporated:


We consent to the incorporation by reference in Registration Statement Nos. 2-64847, 2-64530, 2-78145, 2-90969, 33-22902, 33-54419
and 33-54437 of Goulds Pumps, Incorporated on Form S-8 of our reports dated January 24, 1997, appearing in and incorporated by reference in this Form 10-K of Goulds Pumps, Incorporated for the year ended December 31, 1996.


/s/Deloitte & Touche LLP
Deloitte & Touche LLP

Rochester, New York
March 27, 1997

<F50>