Form 10-Q/A
period 1997-03-31
GOULDS PUMPS INC
filed 1997-05-16
CIK 42791

FORM 10-Q/A

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                       Amendment No. 1

(Mark One)
    [  X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)  OF THE
           SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended March 31, 1997
                               OR
    [    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
           For the transition period
           from.............to..............

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

      As of April 30, 1997, 21,391,414 shares of $1 par value common stock were outstanding.
<F50>
                   GOULDS PUMPS, INCORPORATED

                             INDEX


                                                                PAGE

                      PART I - FINANCIAL INFORMATION


Item 1.     Condensed Consolidated Balance Sheets -
            March 31, 1997 and December 31, 1996..............   3

            Condensed Consolidated Statements of Earnings -
            Three Months Ended March 31, 1997 and 1996........   4

            Condensed Consolidated Statements of Cash Flows -
            Three Months Ended March 31, 1997 and 1996........   5

            Notes to Condensed Consolidated Financial
            Statements........................................   6


Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations....    7




                       PART II - OTHER INFORMATION


Item   1.  Legal  Proceedings................................12

Item 2.    Changes in the Rights of the Company's Security
           Holders.......................................... 12

Item 4.    Submission of Matters to a Vote of Security -
           Holders.......................................... 12

Item  6.   Exhibits  and  Reports on Form 8-K................13


          Signature......................................... 15

This Amendment replaces in its entirety the Quarterly Report on Form 10-Q filed by the Company on May 14, 1997, which, due to a clerical error, included the text of the Quarterly Report on Form 10-Q for the first quarter of 1996.
<F50>


                 PART I - FINANCIAL INFORMATION
                 Item 1. - Financial Statements

Condensed Consolidated Balance Sheets
Goulds  Pumps, Incorporated                          March  31,  December 31,
(In   thousands)                                           1997          1996
                                                    (Unaudited)     (Audited)
  ASSETS
  Current Assets:
    Cash  and cash equivalents                        $   9,266     $  5,227
    Receivables -  net                                  153,412      156,018
    Inventories -  net                                  126,756      125,507
    Deferred  tax asset                                   6,921        6,867
    Prepaid  expenses and other current assets           15,585       16,358
      Total  current assets                             311,940      309,977

   Property,  plant and equipment - net                 175,587      183,457
   Deferred  tax asset                                   10,677       10,607
   Goodwill  - net                                       23,703       25,880
   Other  assets                                         24,169       24,950
                                                       $546,076     $554,871

  LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
    Short-term borrowings                              $ 43,803    $ 51,108
    Current  portion of long-term debt                   17,263      14,631
    Trade  payables                                      73,049      68,951
    Compensation  and commissions                        20,028      26,925
    Other  current liabilities                           42,769      41,517
      Total  current liabilities                        196,912     203,132

   Long-term  debt                                       58,344      57,965
    Pension                                              27,188      28,258
   Other  postretirement benefits obligation             51,038      51,220
   Deferred  tax liability and other                      3,031       3,190

  Stockholders' Equity:
   Preferred stock - $20.00 par value: shares -
      authorized:  750,000; issued and outstanding:
      none                                                    -          -
   Common stock - $1.00 par value; shares - authorized:
      90,000,000; issued and outstanding:
      21,381,593 and 21,376,093 shares,
      respectively                                      21,382      21,376
    Additional  paid-in capital                         61,543      61,351
    Retained  earnings                                 144,155     140,388
    Cumulative translation adjustments and other       (17,517)    (12,009)
       Total  stockholders' equity                     209,563     211,106

                                                      $546,076    $554,871

See   Accompanying  Notes  to  Condensed  Consolidated  Financial
Statements.
<F50>
     Condensed Consolidated Statements of Earnings (Unaudited)
     Goulds Pumps, Incorporated
     (In thousands except per share data)

                                              Three Months Ended March 31,
                                                        1997         1996


     Net  sales                                     $178,699     $183,581
     Costs and expenses
     Cost of sales                                   128,384      130,154
     Selling, general and
       administrative expenses                        34,271       38,602
     Research and development expenses                 2,027        2,328
     Interest expense                                  2,359        2,787
     Interest income                                    (521)        (325)
     Other income - net                                 (488)      (1,227)

     Earnings before income taxes                     12,667       11,262
     Income taxes                                      4,624        4,025

     Net earnings                                  $   8,043       $7,237

     Net earnings  per common share                $     .38       $  .34

     Dividends per common share                    $     .20       $  .20

     Weighted average shares
       outstanding (in thousands)                     21,377       21,292


     See Accompanying Notes to Condensed Consolidated  Financial
     Statements.
<F50>
Condensed Consolidated Statements of Cash Flows (Unaudited)
Goulds Pumps, Incorporated
(In thousands)

                                              Three Months Ended March 31,
                                                             1997     1996
OPERATING ACTIVITIES:
Net earnings                                            $   8,043  $ 7,237
Adjustments to reconcile net earnings to net cash
  provided by (applied to) operating activities:
  Depreciation and amortization                             7,697    6,847
  Gain  on  sale of certain product  lines                      -   (1,174)
  Net changes in assets and liabilities, net of
   effects  from  acquisition                              (4,643) (24,520)
  Net cash provided by (applied to)
     operating  activities                                 11,097  (11,610)

INVESTING ACTIVITIES:
Purchases  of  property, plant and  equipment              (3,010)  (4,279)
Proceeds  from  sale of certain  product  lines                 -    2,723
Other - net                                                  (559)    (327)
   Net cash applied to investing activities                (3,569)  (1,883)

FINANCING ACTIVITIES:
Proceeds  from  long-term  debt                            38,565   30,173
Payments  on  long-term  debt                             (22,079) (21,370)
Increase  (decrease)  in short-term  borrowings           (16,017)   8,463
Proceeds  from  stock  options  exercised                     116      201
Dividends paid                                             (4,275)  (4,258)
  Net cash (applied to) provided by financing
      activities                                           (3,690)  13,209

Effect  of  exchange rate changes  on  cash                   201      (65)

Increase  (decrease)  in  cash and cash  equivalents        4,039     (349)
Cash and cash equivalents:
    Beginning  of  period                                   5,227    6,383
    End  of  period                                      $  9,266  $ 6,034


See   Accompanying  Notes  to  Condensed  Consolidated  Financial
Statements.
<F50>
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the Company's financial position as of March 31, 1997 and the results of operations and cash flows for the three months ended March 31, 1997 and 1996. The results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the results to be expected for the entire year of 1997.

   The accounting policies  followed by the Company are set forth in Note  1  to the  Company's financial statements in the 1996
   Goulds  Pumps, Incorporated   Annual   Report  on   Form   10-K,
   which is incorporated by reference.

   In   March  1997  the Financial  Accounting  Standards  Board
   issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share". This new standard requires dual presentation of basic and diluted earnings per share (EPS) on the face of the earnings statement and requires a reconciliation of the numerators
   and denominators  of  basic  and diluted  EPS  calculations.   The
   statement  will  be  effective for the Company's  1997  fiscal
   year.  Early adoption of the statement is not permitted.   The
   Company has applied this statement to the 1996 first quarter and annual results and to the 1997 first quarter results and determined that the adoption of this statement would not have had a material impact on the earnings per share calculations for those periods.

2. Net earnings per share of common stock are based upon the weighted average number of shares of common stock outstanding during the period. No effect has been given to options outstanding under the Company's Stock Option Plans as no significant dilutive effect would result from the exercise of these options. See Exhibit 11 on page 14.

3. Inventories were as follows (in thousands):

                                        March 31,  December 31,
                                             1997          1996
                                      (Unaudited)     (Audited)

   Raw materials                       $ 43,548      $ 43,358
   Work-in-process                       53,375        53,143
   Finished goods                        61,339        61,072

   Inventories valued at FIFO/
     average cost                       158,262       157,573
   LIFO allowance                       (31,506)      (32,066)
   Inventories - net                   $126,756      $125,507
<F50>
Management's Discussion and Analysis of Financial Condition and Results of Operations

      Management's discussion and analysis reviews the Company's operating results for the three months ended March 31, 1997 and 1996, and its financial condition at March 31, 1997. The focus of this review is on the underlying business reasons for significant changes and trends affecting our sales, net earnings and financial condition. This review should be read in conjunction with the accompanying condensed consolidated financial statements.

      In an effort to give investors a well-rounded view of the Company's current condition and future opportunities, this Form 10-Q includes statements by the Company's management about future performance and results. Because they are forward-looking, such statements involve uncertainties. They include risks of increases in manufacturing costs; market acceptance of or preference for the Company's products; competitive forces; the impact of, and changes in, government regulations, such as trade restrictions or prohibitions, import and other charges or taxes; changes in global demand for pumps and pump-related products; availability of the Company's products; cyclicality of industries to which the Company markets certain of its products; general economic factors in markets where the Company's products are sold, manufactured or marketed; technological factors; and other factors discussed in the Company's filings with the Securities and Exchange Commission.

Overview

      On April 21, 1997, the Company announced that the Board of Directors had approved a definitive agreement under which ITT Industries, Inc. will acquire Goulds Pumps, Incorporated. A cash tender offer to acquire all of the outstanding common shares of
Goulds for $37 per share has been commenced, and is subject to the valid tender of a majority of the voting power of Goulds stockholders, the expiration or termination of all applicable waiting periods under the Hart-Scott-Rodino Anti-Trust Improvements Act of 1976, applicable foreign filings and other customary closing conditions. These procedures are further outlined in the documents and information prepared by the Company and ITT Industries, Inc., filed with the Securities and Exchange Commission and submitted to stockholders of the Company.

      The Company's first quarter 1997 results represents first quarter records for earnings per share and orders, with increases of 11.8% and 1.0%, respectively, over first quarter 1996 results. This was the third consecutive year of significant first quarter earnings improvement.

     Net sales for the three months ended March 31, 1997 declined 2.7% when compared to the same period in 1996, to $178.7 million from last year's $183.6 million. This decline in sales can be attributed to the unusually high backlog last year, as well as a first quarter 1997 softening in the North American residential water market. Backlog fell 8.5% from the first quarter of 1996 after adjusting for the disposal of certain Municipal Business Unit product lines.
<F50>
      The first quarter 1996 results included a pre-tax charge of approximately $1.2 million for a European management change. However, this charge was fully offset by a gain of approximately $1.2 million on the sale of certain Municipal Business Unit product lines.

      The Company believes the record first quarter 1997 results reflect increased focus on profitability, regionalization, and operating expense controls. These factors are expected to continue to impact results in a positive manner, while continued emphasis on manufacturing improvements through implementation of focused factories and other strategies should strengthen gross margins.

      In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No.
128, "Earnings per Share," which will be effective during the fourth quarter of 1997. SFAS No. 128 will require the Company in its fourth quarter and in its annual report to restate all previously reported earnings per share information to conform with the new pronouncement's requirements.

Results of Operations

      The sales decline of $4.9 million in the first quarter of 1997 compared to the first quarter of 1996 results from a decline of $5.7 million, or 5.8%, in the Industrial Products (IP) sector, offset by an increase of $0.8 million, or 1.0%, in the Water Technologies (WT) sector. Compared to 1996, IP sales in 1997 were negatively impacted by the 1996 sale of certain Municipal Business Unit product lines, and the working off of an abnormally high beginning backlog in 1996. WT's first quarter 1997 sales constituted another first quarter record.

      Gross margin for the three months ended March 31, 1997 was 28.2% compared to 29.1% in the same period last year. IP's gross margin decreased to 28.9% from 30.6%, while WT's gross margin of 27.3% was almost identical to the 27.4% reported in the first quarter of 1996. Higher sales in 1996 as a result of working off the unusually high backlog and the resulting favorable overhead absorption, as well as a sizable low margin shipment to the Asia Pacific region, were the primary factors in the decline at IP. Gross margin at WT was impacted by start-up inefficiencies at the new Auburn, New York manufacturing facility.

     Selling, general and administrative expenses as a percentage of net sales were 19.2% for the first three months of 1997 versus 21.0% a year ago. This reduction is partially a result of the impact of the 1996 charge associated with the European management change (approximately $1.2 million), without which SG&A expenses for the first quarter of 1996 would have been 20.4%. The remainder of the decrease largely results from Company-wide actions to control operating costs.
<F50>
      Research and development expenditures declined by $0.3 million compared to 1996, and represented 1.1% of net sales for the quarter ended March 31, 1997 as compared to 1.3% for the quarter ended March 31, 1996. The reduction is due to consolidation of certain research facilities in Europe at the end of 1996.

      Interest expense declined $0.4 million from $2.8 million in the first quarter of 1996 to $2.4 million in the three months ended March 31, 1997. The decrease is the result of a reduction in debt levels brought about by strong cash flows, favorable average effective borrowing rates, and the impact of the strengthening U.S. dollar.

      Other income was $0.7 million lower than the first quarter of 1996, primarily related to the 1996 gain on sale of certain product lines of the Municipal Business Unit and 1996 translation gains.

      The  provision  for  income taxes was 36.5%  and  35.7%  of earnings  before income taxes in the first quarter  of  1997  and
1996,  respectively.   Both rates are within  the  typical  range
expected by the Company.

Liquidity and Capital Resources

      Cash generated by operations in the first three months of 1997 of $11.1 million was used to fund $3.6 million of net investing activities and applied to $3.7 million of net financing activities. Cash and cash equivalents increased by $4.0 million.

      Of the significant items impacting cash from operations, an increase in inventories, excluding the impact of exchange rate changes of $5.5 million, was due chiefly to a shift in the current mix towards longer lead time business. Additionally, a federal tax refund of approximately $2.8 million which had been accrued in 1996 was received in the first quarter of 1997.

      Capital additions for the first quarter were $3.0 million, related mostly to buildings and equipment in North America and Europe. The Company expects to spend approximately $35 to $40 million in capital expenditures in 1997 which will be financed with a combination of internally generated cash from operations and external financing.

      The March 31, 1997 Condensed Consolidated Balance Sheet reflects a $5.5 million increase in the cumulative translation adjustments and other over December 31, 1996. This is the result of the strength of the U. S. dollar against the Italian lira and Austrian schilling during the first quarter of 1997.

Restructuring Charges

      In December 1996, the Company recorded a net pre-tax restructuring credit of $0.1 million. This net credit resulted from two offsetting items. First, the Company recorded a $1.5 million restructuring charge as a result of the decision to
<F50>
consolidate European facilities. This European restructuring plan is expected to result in pre-tax savings, mainly compensation related, of approximately $1.5 million annually. Through March 31, 1997 the Company has incurred $1.2 million in termination costs. At March 31, 1997 the reserve was $0.3 million. More than offsetting this charge was a $1.6 million credit for the reversal of certain termination and exit costs related to the 1995 restructuring reserve.

       In December 1995, the Company recorded a pre-tax restructuring charge of $19.7 million, offset in part by a $1.2 million reversal of a prior year restructuring charge. This charge resulted from the Company's decision to wind down its manufacturing operation in Venezuela, impacting the Company's investment  in  this  subsidiary, and to transfer  its  ownership interest in Environamics Corporation to that company's management. In 1996, $1.6 million of the charge was reversed, as discussed in the previous paragraph. Net of the reversal, the total $18.1 million restructuring charge for Environamics Corporation and Venezuela consisted of $1.7 million of termination benefits and $16.4 million of other exit costs (including the write-off of previous investments). Through March 31, 1997 the Company has incurred $1.5 million in termination costs and $15.7 million in exit costs. The balance for this restructuring reserve at March 31, 1997 was $0.9 million.

Orders and Backlog

      Orders of $178.9 million were a first quarter record, and showed an increase of 1.0% over the first three months of 1996. The IP sector's record orders of $93.1 million were up 2.3% over 1996, reflecting continued strength in the chemical market and an increase in pulp and paper orders, although the pulp and paper market remains weak. The Company's more selective approach to bidding on large engineered projects continues. WT orders of $85.8 million were consistent with orders for the first quarter of 1996.

      Backlog of $124.3 million at March 31, 1997 was 8.5% lower than March 31, 1996 backlog of $135.8 million, after restatement to exclude backlog of the disposed Municipal Business Unit product lines. This decrease is attributable to the discontinuance of manufacturing at the Venezuelan facility in 1996, combined with reduced project work at Vogel.

Environmental Matters

      The Company recorded a $2.0 million provision in 1991 for estimated costs to monitor and remediate an inactive Company landfill site in Seneca Falls, New York. At March 31, 1997, the remaining reserve was $0.5 million. The remediation plan was approved by the New York State Department of Environmental Conservation in 1995 and is expected to be completed in the third quarter of 1997. The Company believes that the current reserve associated with this site is sufficient to absorb any future costs.
<F50>
      Apart from issues discussed above, the Company is not currently aware of other environmental matters which would be reasonably likely to have any material impact on recurring costs or capital expenditures.
<F50>
                   PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

      Disclosures  regarding legal proceedings are set  forth  in
Part  I,  Item  3 of the Company's Form 10-K for the  year  ended
December 31, 1996, which is incorporated herein by reference.

     No material developments have occurred since that report was filed on March 27, 1997.

Item 2.  Changes in the Rights of the Company's Security Holders

      On April 21, 1997 the Board of Directors of Goulds Pumps Incorporated adopted a Stockholder Protection Rights Agreement (the "Rights Agreement") and declared a dividend of one Right, as defined in the Rights Agreement, for each outstanding share of Company Common Stock. The Rights can be terminated by the Board of Directors prior to the time any person or group becomes the beneficial owner of 20% or more of the shares of Company Common Stock (an "Acquiring Person"). In that regard, the Company has agreed to terminate the Rights immediately prior to ITT Industries' purchase of shares of Company Common Stock at $37.00 per share pursuant to the previously announced transaction. The dividend was paid on April 21, 1997 to stockholders of record on April 21, 1997.

      Pursuant to the terms of the Rights Agreement, until it is announced that a person has become an Acquiring Person or commences a tender offer that will result in such person owning 20% or more of Goulds Common Stock, the Rights are evidenced by the Common Stock certificate, automatically trade with the Common Stock and are not exercisable. Upon announcement that any person or group has become an Acquiring Person, each Right (other than Rights beneficially owned by an Acquiring Person or transferees thereof, which Rights become void) entitles its holder to purchase, for the exercise price, a number of shares of Company Common Stock having a market value of twice the exercise price.

      The Rights Agreement was filed as an exhibit to Form 8-K on April 21, l997.

Item 4.  Submission of Matters to a Vote of Security Holders

      The Annual Meeting of Stockholders was held on May 7, 1997. Stockholders elected eight Directors nominated in the March 24, 1997 Proxy Statement, incorporated herein by reference, to hold office until the next Annual Meeting of Stockholders. Additionally, stockholders ratified the appointment of Deloitte & Touche LLP as the Company's independent auditors for 1997. Results of stockholder voting were as follows:
<F50>
1.   Election of Directors          Votes For     Votes Withheld

     Jerry H. Ballengee            18,915,269         536,504
     William  W.  Goessel          18,921,580         530,193
     David  P.  Gruber             18,921,688         530,085
     Melvin Howard                 18,925,452         526,321
     Barbara  B.  Lucas            18,943,156         508,617
     Thomas C. McDermott           18,913,481         538,292
     James C. Miller III           18,929,053         522,720
     Peter Oddleifson              18,845,501         606,272

2. Proposal to Ratify the Appointment of Deloitte & Touche LLP as Independent Auditors for 1997:

                    Votes          Votes          Votes
                     For          Against      Abstaining
                 19,362,149        44,350        45,274


Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibit 2
            Agreement  and Plan of Merger, dated April 20,  1997,
            by   and   among   ITT   Industries,   Inc.,   George
            Acquisition Corp. and the Company (filed  as  Exhibit
            2 on page 4 of Form 8-K filed April 24, 1997.)

         Exhibit 4
            Stockholder  Protection  Rights  Agreement  dated  as
            of  April 21, 1997 between Goulds Pumps, Inc. and The
            Bank of New York as Rights Agent (filed as Exhibit  1
            on page 6 of Form 8-K filed April 21, 1997).

        Exhibit 10
        (a) Form of Revised Change of Control Agreements.
        (b) Form of Senior Executive Change of Control Agreements.
        (c) Amendment to Supplemental Executive Pension Plan, dated as of April 16, 1997.
        (d) Amendment  to  Executive Incentive Plan,  dated  as  of
            April 4, 1997.
        (e) Amendment   to  Severance  Plan  for   U.S.   Salaried
            Employees, dated as of April 4, 1997.

        (filed as Item 9, Exhibits 4 - 8, on page 19 of Schedule
         14D-9, filed April 25, 1997.)

           Exhibit 11
             Earnings Per Share Computation

       (b) Exhibit 27
             Financial Data Schedule - filed electronically only.

       (c) No reports on Form 8-K were filed for the three months ended March 31, 1997.

<F50>

                           EXHIBIT 11

    GOULDS PUMPS, INCORPORATED AND CONSOLIDATED SUBSIDIARIES
               COMPUTATION OF EARNINGS PER SHARE
             (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         March 31,   March 31,
                                                              1997        1996

a.    Net  earnings                                        $ 8,043     $ 7,237

b.    Actual weighted average number of shares outstanding  21,377      21,292

c.    Primary earnings per share based on actual average
      shares  outstanding  (a /  b)  (1)                   $   .38     $   .34

d.    Shares exercisable under all common stock equivalents    924         663

e.    Proceeds assuming exercise of outstanding options    $19,618     $12,859

      Reinvestment of proceeds under "Treasury Stock Method":

f.    Average market price per share during each quarter or
      market  price at quarter-end (whichever  is  higher) $ 23.63     $ 22.60

g.    Shares to be acquired (e / f)                            830         569

h.    Net increase in all common stock equivalents
      (d - g)                                                   94          94

i.    Adjusted weighted average shares  outstanding
      (b  +  h)                                             21,471      21,386

j.   Fully  diluted earnings per share (a  /  i)           $   .37     $   .34

k.   Dilutive effect on earnings per share (c  -  j)  (2)  $   .01     $    --

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




                                  GOULDS PUMPS, INCORPORATED
                                               (Registrant)




Date: May 16, 1997                    /s/John P. Murphy
                                      John P. Murphy
                                      Vice President - Finance
                                      (Mr. Murphy is the Chief
                                      Financial Officer and has
                                      been duly authorized to
                                      sign on behalf of the
                                      Registrant.)